Form 10KSB
period 1996-12-31
MAS ACQUISITION I CORP
filed 1997-04-23
CIK 1022409

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended  - December 31, 1996

          				OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	             For the transition period from

            		Commission file number 0-28772

	                MAS ACQUISITION I CORP.
    (Name of Small Business Issuer in its charter)



                Delaware                                  35-1990559
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization                   Identification Number)


     1922 North Bedford Avenue, Evansville, Indiana      47711
     (Address of principal executive offices)			   	  (Zip Code)

     Registrant's telephone number, including area code: (812) 468-8250

     Securities registered under Section 12(b) of the Act: None

     Securities registered under Section 12(g) of the Act:

            Common Stock, $.001 par value per share
                           (Title or class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days.	YES [x]   NO [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or informaton statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     As of December 31, 1996, the Registrant has outstanding 8,500,000 shares of Common Stock

			Documents Incorporated by Reference

  	1.	Form 10-SB Registration Statement, filed with the Securities and
	    	Exchange Commission on September 4, 1996, which hereto became
		    effective by operation of law and any amendments thereto.

                         PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

     MAS Acquisition I Corp. (the "Company"), was incorporated on July 31, 1996 in the State of Delaware, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Pursuant to the Articles of Incorporation, the Company is authorized to issue 80,000,000 shares of Common Stock at $.001 par value and 20,000,000 shares of Preferred Stock at $.001 par value. Each holder of the Common Stock shall be entitled to one vote for each share of Common Stock held. The Preferred Stock may be divided into Series or Classes by the management of the Company upon the approval of a majority vote of the Directors of the Company. As of December 31, 1996, there are 8,500,000 shares of Common Stock and no shares of Preferred Stock outstanding.

     The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholder, the Company never commenced any operational activities. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

     The Company became a reporting company in December, 1996 on voluntary basis because the primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a public company. Any business combination or transaction may potentially result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

     The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions.
Management does not intend to undertake any offering of the Company's securities, either debt or equity, until such time as the Company has successfully implemented its business plan described herein. Relevant thereto, MAS Financial Corp., the sole shareholder of the Company, which is owned and controlled by Aaron Tsai, President of the Company, has expressed its intention that it has no plan to sell its respective shares of the Company's common stock until such time as the Company has successfully consummated a merger or acquisition and the Company is no longer classified as a "blank check" company and it has agreed to sell its shares only if the shares are subsequently registered or if an exemption from registration is available.

     Multi Access Systems, Inc. was incorporated on April 27, 1993 under the laws of the State of Kentucky as a computer multimedia company. Multi Access Systems, Inc. suspended its marketing and distribution operations and became inactive due to lack of capital. Aaron Tsai, President of the Company owns and controls Multi Access Systems, Inc. On September 11,
1996, Multi Access Systems, Inc. gifted 23,600 shares of its common stock to 236 new shareholders, who are European individuals, in reliance on Regulation S. These 236 individuals became registered shareholder of Multi Access Systems, Inc. Multi Access Systems, Inc. held these shares in escrow and plans to release these shares from escrow by sending these shareholders stock certificates at the expiration of the restricted period. However, in the letter mailed to the giftees in September 11, 1996, the information was materially deficient and these persons have not been sufficiently informed of the restrictions placed on them as shareholders.
If any of these shareholders sold or transferred any shares of stock to any U.S. person prior to the expiration of the restricted period, Multi Access Systems, Inc. may be in violation the Securities Act. Multi Access Systems, Inc. has sent a letter on March 18, 1997 to inform its shareholders of the restrictions on the transfer of the shares, the shares have been locked-up in escrow until the expiration of the restricted period and Multi Access Systems, Inc. will not register any transfer of shares or issue stock certificates until the expiration of the restricted period.

GENERAL BUSINESS PLAN

     The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See Item 7. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

     The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

    The Company plans to advertise and promote the Company in newspaper, magazines and on the Internet. The Company has not yet prepared any notices or advertisement.

     The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst. Aaron Tsai, President of the Company will be the key person in the search, review and negotiation with potential acquisition or merger candidates. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholder. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements;
history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company do not expect to meet personally with management and key personnel of the business opportunity as part of their investigation due to lack of capital.
To the extent possible, the Company intends to utilize written reports and investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

     The Officers of the Company have little experience in managing companies similar to the Company and shall rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholder, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/ acquisition candidate, as the Company has no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

     The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

     It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. Because the Company has no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as interest free loans to the Company. However, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has agreed among themselves that the repayment of any loans made on behalf of the Company will not impede, or be made conditional in any manner, to consummation of a proposed transaction.

ACQUISITION OF OPPORTUNITIES

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any terms of sale of the shares presently held by officers and/or directors of the Company will be also afforded to all other shareholders of the Company on similar terms and conditions. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws.
In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until such time as this occurs, the Company will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

     While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

     As part of the Company's investigation, officers and directors of the Company may personally meet with management and key personnel, may visit and inspect material facilities, obtain analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

     With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

     The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

     As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

     The Company does not intend to make any loans to any prospective acquisition or merger candidates or to unaffiliated third parties. The Company may make loans only to prospective acquisition or merger candidates only when such fund is available, the Company has entered into an acquisition or merger agreement and making a loan to the acquisition or merger candidate is beneficial to the Company. The criteria that will be used in determining whether to make loans is the availability and the need of cash by the acquisition or merger candidate in order to complete the acquisition or merger. The loan may be either secured or non-secured depending on the result of negotiation and there is no limitations as to the amounts that may be loaned.

     The Company does not intends to provide the Company's security holders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

COMPETITION

     The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

IITEM 2. DESCRIPTION OF PROPERTY.

     The Company's headquarters includes approximately 2,000 square feet and are located at 1922 North Bedford Avenue, Evansville, IN 47711. These offices are provided by Aaron Tsai, President of the Company, and are shared with Aimex Camera Inc., Aimex Camera Corp., Aimex International Corporation and its subsidiaries, MAS Financial Corp. and other non-active companies owned and controlled by Aaron Tsai. The Company pays no monthly rent. Aimex Camera Inc.'s lease expires on November 30, 1997. The Company has an understanding with Aimex Camera Inc. that the Company can use its current and future office space without any cost until the Company acquire or merger with another company. Management believes that new office space can be located in the event that Aimex Camera Inc. no longer occupys its current office space and did not obtain any new office space.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of the calendar year covered by this report to a vote of security holders.

                         PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

(a)  Market Information.

There is not market for the Company's securities.

(b)  Holders.

As of December 31, 1996, there were approximately 1 holder of the Company's Common Stock.

(c)  Dividends.

The Company has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS.

     The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Results of Operations - July 31, 1996 (Inception) through December 31, 1996.

     The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7.
There have been no operations since incorporation.

Liquidity and Capital Resources.

     The Company issued 8,500,000 shares of its Common Stock.
The Company has no operating history and no material assets. The Company has $-0- in cash as of December 31, 1996.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(1) Financial Statements    	 		                             Page
     Report of the Management                                 F-1
     Balance Sheet at December 31, 1996                       F-2
     Statements of Operations for the
        period ended December 31, 1996                        F-3
     Statements of Cash Flows for the
        period ended December 31, 1996                        F-4
     Statements of Stockholders' Equity for
        period ended  December 31, 1996                       F-5
     Notes to Financial Statements                            F-6

               REPORT OF THE MANAGEMENT

Shareholders and Board of Directors
MAS Acquisition I Corp.

We have compiled the accompanying balance sheet of MAS
Acquisition I Corp. as of December 31, 1996 and the related statements of operations, statement of stockholders' equity and cash flows for the year ended December 31, 1996 in accordance with generally accepted accounting principles
("GAAP").

                                                     Management

Evansville, Indiana
January 18, 1997

                            MAS Acquisition I Corp.
                         (A Development Stage Company)
                                 Balance Sheet
                                December 31, 1996

  ASSETS

Current assets:
  Total current assets                                $    -
                                                      =========

LIABILITIES AND STOCKHOLDER'S EQUITY

Commitments and contingencies

Stockholder's equity:
Preferred stock, $.001 par value
   20,000,000 shares authorized
   none issued or outstanding                               -
Common stock, $.001 par value,
   80,000,000 shares authorized,
   8,500,000 shares issued and
   outstanding                                            8,500
   Deficit accumulated during the
    development stage                                    (8,500)
                                                       $    -
                                                       =========

The accompanying notes are an integral part of the financial statements.

                          MAS Acquisition I Corp.
                       (A Development Stage Company)
                          Statement of Operations
      For the Period From Inception (July 31, 1996) to December 31, 1996

Revenue                                           $    -

Costs and expenses:
 General and Administrative                          8,500


   Net loss                                       $ (8,500)
                                                  =========

Per share information:

 Weighted average number
 of common shares
 outstanding                                       8,500,000
                                                   =========

 Net loss per share                                $   (.00)
                                                   =========


   The accompanying notes are an integral part of the financial statements.

                           MAS Acquisition I Corp.
                        (A Development Stage Company)
                           Statement of Cash Flows
       For the Period From Inception (July 31, 1996) to December 31, 1996

Cash Flows from Operating Activities:         $ (8,500)
  Net loss
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Issuance of common stock for services          8,500
Total adjustments                                8,500
Net cash provided by (used in)                     -
   operations                                  ---------

Cash flow from investing activities:
Net cash provided by (used in)
  investing activities                             -
                                               ---------
Cash Flows From Financing activities:
Net cash provided by (used in)
  financing activities                             -
                                               ---------
Net increase (decrease) in cash and
  cash equivalents                                 -

Beginning cash and cash equivalents                -
Ending cash and cash equivalents               $   -
                                               =========

Supplemental cash flow information:

 Cash paid for: Income taxes                   $   -
                Interest                       $   -

   The accompanying notes are an integral part of the financial statements.

                           MAS Acquisition I Corp.
                        (A Development Stage Company)
                 Statement of Changes in Stockholder's Equity
            For the Period from July 31, 1996 (Inception) through
                               December 31, 1996

                                              Deficit Accumulated
                                            During the Development
                               Common Stock          Stage          Total
                           --------------------  -------------   ----------
                            Shares      Amount
                           ---------   --------
Shares issued at inception
 for services at $.001
 per share                 8,500,000   $  8,500    $     -       $  8,500
Net loss for the period        -            -       (8,500)        (8,500)
                           ----------  ---------   --------      ---------
Balance December 31,
 1996                      8,500,000   $  8,500    $ (8,500)     $    -
                           =========   ========    =========     =========


   The accompanying notes are an integral part of the financial statements.

                          MAS Acquisition I Corp.
                       (A Development Stage Company)
                       Notes to Financial Statements

Note 1. ORGANIZATION

The Company was incorporated on July 31, 1996, in the State of Delaware. The Company is in the development stage and its intent is to locate suitable business ventures to acquire. The Company has had no significant business activity to date and has chosen December 31, as a year end.

        SIGNIFICANT ACCOUNTING POLICIES

Net loss per share

The net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Common stock equivalents are excluded from the computation as their effect would be anti-dilutive. Shares issued at inception are considered to be outstanding for the entire period presented.

Cash and cash equivalents

Cash and cash equivalents consist of cash and other highly liquid debt instruments with an original maturity of less than three months.

Note 2. STOCKHOLDERS' EQUITY

At inception the Company issued 8,500,000 shares of its $.001 par value common stock for services valued at their fair market value of $8,500.

Note 3. INCOME TAXES

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the periods in which the temporary differences are expected to reverse. The deferred tax asset related to the operating loss carryforward has been fully reserved.

The Company currently has net operating loss carryforwards aggregating approximately $8,500 which expire in 2011.

ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                         PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
        AND CONTROL PERSONS.

OFFICERS AND DIRECTORS

     The following table sets forth certain information concerning each of the Company's directors and executive officers:

     Name	            Age	            Position
     Aaron Tsai 	     29              Chairman of the Board, President, Chief
                                      Executive Officer, and Treasurer
     John Tsai	       27              Vice President and Director
     Chia-Lun Tsai    51              Vice President and Director

     Aaron Tsai has served as President, Chief Executive Officer, Treasurer and as a Director of the Company since inception. Mr. Tsai is the President, Chief Executive Officer and a Director of Aimex International Corporation, a computer company, since December 1995.
Mr. Tsai is the Chief Executive Officer and a Director of Aimex Camera Inc., a photographic company, and has been with Aimex Camera Inc. since November 1990. Mr. Tsai is the President and a Director of Aimex
Camera Corp., a photographic company, since December 1996. Mr. Tsai is the President and a Director of MAS Financial Corp., an investment banking firm, since August 1995. Mr. Tsai is an officer and director of various inactive companies some of which are seeking merger or acquisition opportunities and restaurants owned and operated by Mr. Chia-Lun Tsai.

     John Tsai has been Vice President and a Director of the Company since inception. Mr. Tsai is a Director of Aimex International Corporation since December 1995. Mr. Tsai is the President and a Director of Aimex Camera Inc., and has been with Aimex Camera Inc. since November 1990.
Mr. Tsai is a Director of Aimex Camera Corp. since December 1996. Mr. Tsai is a Director of MAS Financial Corp. since August 1995. Mr. Tsai is an officer and director of various inactive companies some of which are seeking merger or acquisition opportunities.

     Mr. Chia-Lun Tsai has served as Vice President and a Director of the Company since inception. Mr. Tsai is Vice President and a Director of Aimex International Corporation since December 1995. Mr. Tsai is a Director of
Aimex Camera Inc. since November 1990, MAS Financial Corp. since August
1995 and Aimex Camera Corp. since December 1996. Mr. Tsai is owner and manager of Hunan Restaurant of Indiana, Inc. and Hunan Restaurant of Boonville, Inc. Mr. Tsai was an owner and manager of Hunan Restaurant from 1986 until 1993. Mr. Tsai is an officer and director of various inactive companies some of which are seeking merger or acquisition opportunities.

     The inactive companies that all of the Company's Officer and Director is serving as an officer or a director are Multi Access System, Inc., MAS Acquisition II Corp., MAS Acquisition III Corp., MAS Acquisition IV Corp., MAS Acquisition V Corp., MAS Acquisition VI Corp., MAS Acquisition VII Corp., MAS Acquisition VIII Corp., MAS Acquisition IX Corp., MAS Acquisition X Corp., MAS Acquisition XI Corp., MAS Acquisition XII Corp., MAS Acquisition XIII Corp., MAS Acquisition XIV Corp., MAS Acquisition XV Corp. and MAS Acquisition XVI Corp.

     Mr. Chia-Lun Tsai is the father of Mr. Aaron Tsai and Mr. John Tsai.

     The Officers and Directors identified in above table are the Company's only promoters.

ITEM 10. EXECUTIVE CPMPENSATION.

     None of the Company's officers and/or directors receive any compensation for their respective services rendered unto the Company, nor have they received such compensation in the past.
They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. As of the date of this registration statement, the Company has no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with the Company.

     It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors is offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

     It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has insufficient cash available.
The amount of such finder's fee cannot be determined as of the date of this registration statement, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein.

     The Company plans to compensate Aaron Tsai, President of the Company between 800,000 to 1,500,000 shares of Common Stock of the Company for his services in connection with completion of an acquisition or merger. The Company does not intend to compensate any other Officers and Directors of the Company or consultants in connection with completion of an acquisition or merger in any form other than in form of Common Stock to the President of the Company and in form of finders fee to the consultant(s).

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT.

PRINCIPLE STOCKHOLDERS

     The following table sets forth certain information as of December 31, 1996 regarding the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) by each Director and executive officer of the Company and (iii) by all executive officer and Directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned.

                       	     	 	Number of		    Percentage of
Name and Address	              Shares Owned	   Shares owned
Aaron Tsai	 (1)	           	     8,500,000	     		  100%
c/o MAS Acquisition I Corp.
1922 North Bedford Avenue
Evansville, IN 47711

MAS Financial Corp.  	           8,500,000     			  100%
1922 North Bedford Avenue
Evansville, IN 47711

John Tsai	                 	         0                *
c/o MAS Acquisition I Corp.
1922 North Bedford Avenue
Evansville, IN 47711

Chia-Lun Tsai            		          0                *
c/o MAS Acquisition I Corp.
1922 North Bedford Avenue
Evansville, IN 47711

All Directors & Officers         8,500,000  	         *
as a group (3 persons) (1)

* Less than 1%

(1) Includes all shares held by MAS Financial Corp., a company controlled by Mr. Aaron Tsai.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to
Item 404 of Regulation S-B.

                        PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K.

(a)  Financial Statements are contained in Item 7.

(b)  Reports on Form 8-K

No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c)  Exhibits.

(3.1)       Articles of Incorporation as filed with the Form
            10-SB Registration Statement on September 4, 1996.

(3.2)       Bylaws of the Company as filed with the Form
            10-SB Registration Statement on September 4, 1996.

(4)         Specimen Stock Certificate as filed with the Form
            10-SB Registration Statement on September 4, 1996.


SIGNATURES

	 Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



MAS ACQUISITION I CORP.



Date: April 21, 1997

                           By: /s/ Aaron Tsai
                               ----------------------------------
                  	    					   Aaron Tsai
																	              President, Chief Executive Officer
						                         Treasurer and Director

Date: April 21, 1997
                           By: /s/ Chia-Lun Tsai
                               _________________________________
						  	                      Chia-Lun Tsai
                               Vice President and Director