Form 10KSB/A
period 1996-12-31
MAS ACQUISITION I CORP
filed 1997-06-11
CIK 1022409

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB/A

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

Liquidity and Capital Resources.

     The Company issued 8,500,000 shares of its Common Stock.
The Company has no operating history and no material assets. The Company has $-0- in cash as of December 31, 1996.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(1) Financial Statements    	 		                             Page
     Report of Independent Auditors                           F-1
     Balance Sheet at December 31, 1996                       F-2
     Statements of Operations for the
        period ended December 31, 1996                        F-3
     Statements of Cash Flows for the
        period ended December 31, 1996                        F-4
     Statements of Stockholders' Equity for
        period ended  December 31, 1996                       F-5
     Notes to Financial Statements                            F-6

               REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
MAS Acquisition I Corp.

We have audited the accompanying balance sheet of MAS Acquisition I Corp. (a development stage Company) as of December 31, 1996, and the related statements of operations, stockholder's equity, and cash flows for the period from July 31, 1996 (date of inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a resonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MAS Acquisition I Corp. (a development stage Company) as December 31, 1996 and the results of its operations, and its cash flows for the period from July 31, 1996 (date of inception) to December 31, 1996 in conformity with generally accepted accounting principles.


                              /s/ Winter, Scheifley & Associates, P.C.
                                  Winter, Scheifley & Associates, P.C.
                                  Certified Public Accountants

Englewood, Colorado
December 31, 1996
                                    F-1

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