Form 10QSB
period 1997-06-30
MAS ACQUISITION I CORP
filed 1997-07-17
CIK 1022409

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - June 30, 1997

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

     As of June 30, 1997, the Registrant has outstanding 8,500,000 shares of Common Stock.

                  MAS Acquisition I Corp.

                       Form 10-QSB

                    Quarterly Report

                     June 30, 1997


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(1) Financial Statements    	 		                             Page
     Balance Sheet at June 30, 1997 and
        December 31, 1996 (unaudited)                        F-1
     Statements of Operations for the three months
        and six months ended June 30, 1997 (unaudited)       F-2
     Statements of Cash Flows for the three months
        and six months ended June 30, 1997 (unaudited)       F-3
     Notes to Unaudited Financial Statements                 F-4

                            MAS Acquisition I Corp.
                         (A Development Stage Company)
                                 Balance Sheet

                                             June 30,     December 31,
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

                          MAS Acquisition I Corp.
                       (A Development Stage Company)
                          Statement of Operations

                                        Three Months Ended  Six Months Ended
                                           June 30, 1997     June 30, 1997
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

                           MAS Acquisition I Corp.
                        (A Development Stage Company)
                           Statement of Cash Flows

                                      Three Months Ended   Six Months Ended
                                         June 30, 1997      June 30, 1997
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

Results of Operations - July 31, 1996 (Inception) through June 30, 1997.

  The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception.

Liquidity and Capital Resources.

  The Company has no cash as of June 30, 1997.

Part II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.

SIGNATURES

	 Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



MAS ACQUISITION I CORP.



Date: July 16, 1997

                           By: /s/ Aaron Tsai
                               ----------------------------------
                  	    					   Aaron Tsai
																	              President, Chief Executive Officer
						                         Treasurer and Director

Date: July 16, 1997

                           By: /s/ Chia-Lun Tsai
                               ----------------------------------
                               Chia-Lun Tsai
                               Vice President and Director