Form 10QSB
period 1997-09-30
MAS ACQUISITION I CORP
filed 1997-10-15
CIK 1022409

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - September 30, 1997

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

     As of September 30, 1997, the Registrant has outstanding 8,503,100 shares of Common Stock.

                  MAS Acquisition I Corp.

                       Form 10-QSB

                    Quarterly Report

                   September 30, 1997


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(1) Financial Statements    	 		                             Page
     Balance Sheet at September 30, 1997 and
        December 31, 1996 (unaudited)                        F-1
     Statements of Operations for the three months
        and nine months ended September 30, 1997 (unaudited) F-2
     Statements of Cash Flows for the three months
        and nine months ended September 30, 1997 (unaudited) F-3
     Notes to Unaudited Financial Statements                 F-4

                            MAS Acquisition I Corp.
                         (A Development Stage Company)
                                 Balance Sheet

                                          September 30,   December 31,
                                              1997           1996
                                            ---------     ------------
  ASSETS

Current assets:
  Total current assets                      $    -        $    -
                                            =========     =========

LIABILITIES AND STOCKHOLDER'S EQUITY

Commitments and contingencies

Stockholder's equity:
Preferred stock, $.001 par value
   20,000,000 shares authorized
   none issued or outstanding                     -            -
Common stock, $.001 par value,
   80,000,000 shares authorized,
   8,503,100 shares issued and
   outstanding                                  8,503        8,500
   Deficit accumulated during the
    development stage                          (8,503)      (8,500)
                                             $    -       $    -
                                             =========    =========

The accompanying notes are an integral part of the financial statements.

                          MAS Acquisition I Corp.
                       (A Development Stage Company)
                          Statement of Operations

                                        Three Months Ended Nine Months Ended
                                        September 30, 1997 September 30, 1997
                                        ------------------ ------------------
Revenue                                       $    -             $    -

Costs and expenses:
 General and Administrative                      8,500              8,500


   Net loss                                   $ (8,500)          $ (8,500)
                                              =========          =========

Per share information:

 Weighted average number
 of common shares
 outstanding                                   8,503,100         8,500,000
                                               =========         =========

 Net loss per share                            $   (.00)         $   (.00)
                                               =========         =========


   The accompanying notes are an integral part of the financial statements.

                           MAS Acquisition I Corp.
                        (A Development Stage Company)
                           Statement of Cash Flows

                                      Three Months Ended  Nine Months Ended
                                      September 30, 1997  September 30, 1997
                                      ------------------  ------------------
Cash Flows from Operating Activities:      $ (8,500)           $ (8,500)
  Net loss
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Issuance of common stock for services       8,500               8,500
Total adjustments                             8,500               8,500
Net cash provided by (used in)                  -                   -
   operations                               ---------           ---------

Cash flow from investing activities:
Net cash provided by (used in)
  investing activities                          -                   -
                                            ---------           ---------
Cash Flows From Financing activities:
Net cash provided by (used in)
  financing activities                          -                   -
                                            ---------           ---------
Net increase (decrease) in cash and
  cash equivalents                              -                   -

Beginning cash and cash equivalents             -                   -
Ending cash and cash equivalents            $   -               $   -
                                            =========           =========
Supplemental cash flow information:

 Cash paid for: Income taxes                $   -               $   -
                Interest                    $   -               $   -

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

Results of Operations - July 31, 1996 (Inception) through September 30, 1997.

  The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception.

Liquidity and Capital Resources.

  The Company has no cash as of September 30, 1997.

Part II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  The Company filed an exhibit and reports on Form 8-K during the quarter ended September 30, 1997.

SIGNATURES

	 Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



MAS ACQUISITION I CORP.



Date: October 8, 1997

                           By: /s/ Aaron Tsai
                               ----------------------------------
                  	    					   Aaron Tsai
																	              President, Chief Executive Officer
						                         Treasurer and Director

Date: October 8, 1997

                           By: /s/ Chia-Lun Tsai
                               ----------------------------------
                               Chia-Lun Tsai
                               Vice President and Director