Form 10KSB
period 1997-12-31
SLOAN ELECTRONICS INC /DE/
filed 1998-04-01
CIK 1022409

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB/A
[x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended  - December 31, 1997

                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from   to

                        Commission file number 0-28772

                           SLOAN ELECTRONICS, INC.
               (Name of Small Business Issuer in its charter)



                Delaware                                  35-1990559
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization                   Identification Number)




     2527 Monterey St., Sarasota, Florida                      34231

     (Address of principal executive offices)                (Zip Code)

     Registrant's telephone number, including area code: (941) 925-2286

     Securities registered under Section 12(b) of the Act:     None

     Securities registered under Section 12(g) of the Act:

            Common Stock, $.001 par value per share
                           (Title or class)

     Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(D) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     As of December 31, 1997, the Registrant has outstanding 9,187,389 shares of Common Stock, $.001 par value.

                   Documents Incorporated by Reference

        1. Form 8-K/A, filed with the Securities and Exchange Commission on March 18, 1998.

                         PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

Sloan Electronics, Inc. (the "Company") designs, manufacturers and markets electronic monitoring equipment primarily for the criminal justice industry and the long-term health care industry. The Company markets its house arrest monitoring equipment through its in-house marketing department and currently distributes its products through national service providers. The Company's medical division has distribution agreements with Response USA, a distributor of personal emergency response systems and with King Alarm, a security product distributor.

The Company's revenue consist primarily from product sales. Based on a written agreement, the Company will receive recurring payments from Response USA based on a percentage of their service revenue. During fiscal 1997 the Company has not yet generated any revenue from recurring payments.

MAS Acquisition I Corp. (the "Company"), was incorporated on July 31, 1996 in the State of Delaware, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On December 5, 1997, pursuant to the terms of an Agreement of Merger (the "Agreement") between the Company and Sloan Electronics, Inc. ("Sloan"), Sloan has merged into the Company and the Company has changed its name to Sloan Electronics, Inc. Pursuant to the terms of the merger Agreement, 3,561,500 shares of Common Stock of Sloan was converted into 8,227,070 shares of Common Stock of the Company at the conversion rate of 2.31. In addition, the Company has accepted the return of, and cancelled, 7,680,083 shares of Common Stock issued to MAS Financial Corp. and issued
91,102 shares of Common Stock as finder's fee, which was paid by MAS Financial Corp.

Products

The Company offers a full range of electronic monitoring equipment for the criminal justice system's house arrest corrections programs and for the medical industry's long-term health care providers. The Company strikes a balance between its ability to provide solid, state-of-the-art, high-quality products and its ability to retail these products at the lower end of the industry's pricing spectrum.

The concept behind the product line is that each product is able to stand alone, without after-market equipment such as door sensors or additional custom wiring, yet each product is integratable with a number of pre-existing computer software programs. This philosophy of integration makes the Company's SEI Alert products and Wander Watch products more attractive to institutional consumers.

The SEI Alert 24 Single Offender Based System. A tamper-proof transmitter is custom-fitted and attached to an offender's ankle. This anklet is waterproof and designed to be worn at all times.
A home-based receiver is placed in a central location within a residence, and a range setting is selected. In the event that the anklet is removed, or that the person wearing it strays outside the predetermined range, the event is recorded, time and date stamped, and sent to an outside monitoring station within 60 seconds' time. The current industry average time window is over 8 minutes.

The SEI Alert 24 Half-Way House Multi-Residence System. Each person paroled to a half-way house is fitted with an anklet transmitter. The receiver then monitors the movements of each client within the pre-determined parameter of the half-way house and records any and all violations. This system can work as a stand-alone measure with the current data sent via a telephone line to monitoring station, or can also work as an in-house employee monitoring station. The system is designed to monitor from 1 to 50 offenders.

The SEI Alert 24 Drive-By Transmitter Detector. This device is designed for use by parole officers, probation officers, or security officers. This mobile surveillance system allows an officer to check up on a house arrest client simply by driving past this person's residence, work place, or school. The system detects and displays the ID of a particular offender by interfacing with that person's anklet transmitter. The receiver unit time an date stamps the information collected and it can also upload this information to a central computer.

The SEI Alert 24 Chain Gang / Work Release Departure Alert System. Each inmate is fitted with an anklet transmitter.
A single guard mans the portable programmable receiver unit which alerts the officer in the event that an offender, or group of offenders, leaves the general area. A prototype of this unit is currently in the circuit board layout house.

The Wander Watch Single Patient System. A custom fitted, tamper-proof anklet is attached to a patient's leg. It is completely waterproof and designed to be worn at all times, including bathing and swimming. The micro-transmitter in the anklet sends a coded silent radio signal to the home receiver, which in turn measures the strength of those signals and calculates the distance the patient is from the base unit. An alarm will sound when the patient travels beyond the selected range or if the anklet is removed.

The Wander Watch Multi-Patient Wander Alert System.
A computer-based system specifically designed for placement within a medical facility, the Multi-Patient Alert System is able to notify a care giver in the event of a patient departure from a long-term healthcare facility. It was originally configured to monitor the movements of 1 to 25 patients. Unlike most wander alert systems installed in a medical facility, the Wander Watch system stands alone and does not require custom electrical wiring, installation of door sensors, or the use of door barrier detection equipment.

Fleet Watch Alert 24. This radio frequency reporting system allows a company to passively keep tract of its fleet vehicle traffic. Every time a fleet vehicle drives onto or off the company property, the event is date and time stamped automatically. This enables a company to keep tract of employee hours, vehicle use and vehicle status instantly.
The Fleet Watch computerized base unit is fully integratable with other computer software, allowing the unit to generate vehicle status reports on demand. No longer is it necessary for a company to assign an employee the duty of physically counting each vehicle on the lot.

Nurse Call Alert 24. A wireless nurse call system with a 500 resident capacity which installs in less than 30 minutes.
The system utilizes fail-safe technology, provides coverage of any size facility, outputs usage reports and provides for a complete audit trail. The system's advanced features include an automatic signal check, low battery reporting and an optional range extender. The system can function as a nurses' call network or it can complement an optional paging system to direct staff to medical emergencies in a more timely and efficient manner.

Industry Background

The Corrections Industry. The Justice Department's Bureau of Justice Statistics confirmed in its midyear report that the number of state and federal prison inmates grew by a record 89,707 during the previous 12 month period ending June 30, 1995. This is the largest annual increase in history and is equivalent to adding 1,725 new beds to the nation's prison system each week.

The United States currently locks up a greater share of its residents than any other nation. As of June 30, 1995, there were 1,004,608 state prison inmates, up 9.1%, and 99,466 federal inmates, up 1.6%. The annual increase in the prison population since 1980 has been 8.7% per year.

The Criminal Justice System regards house arrest as an acceptable alternative to to incarceration for its nonviolent segment of the prison population, and as a better way to monitor violent criminals once they are paroled to a half-way house facility.

The Medical Industry. A patient's compulsive desire to wander about is a symptom of dementia, which often accompanies Alzheimer's Disease. Biologically, this is caused by physical changes in the brain. Oftentimes the patient acts out of routine, such as the repetitive action of getting ready to leave for work every day. Sometimes the patient just feels tense or trapped and wants to escape his environment. Until recently, standard medical practice was to heavily sedate these patients, or to restrain a patient to a chair or bed to keep them from wandering. Today, hospitals and institutions maintain separate facilities to enable them to better deal with patients who demonstrate a compulsive desire to wander about.

The Company believes that the long-term healthcare segment of the medical industry is growing at an ever increasing rate. The Company also believes that the home-care segment of the healthcare market is growing at a steady rate. The Wander Watch Alert 24 Single Patient System is specifically designed to meet the needs of the more than 3 million Alzheimer's patients, and patients with related medical disorders, who are cared for at home.

Business Strategy

The Company's business strategy is based upon establishing a market share within the criminal justice house arrest industry and within the healthcare industry. By Incorporating better, more cost-effective technology into its SEI Alert
24 product line and its Wander Watch products, the Company believes that its products are among the best currently available in these two industries.

Management has defined the Company's role as that of primarily a research, development and manufacturing entity. Management plans to continue to market directly to consumers within the criminal justice industry, while relying on distributors such as KingAlarm and Response USA to market is Wander
Watch healthcare product line.

High-Quality Image. The Company believes that within the house arrest industry, the Company has built a reputation for developing and manufacturing one of the best, cost-effective and user-friendly systems on the market.

The Wander Watch products and the SEI Alert 24 products reflect the Company's commitment to quality. The Company pursues the highest standards in its design, component selection, assembly and appearance of its products. The Company recognizes that product dependability and reliability are highly significant to the Company's continued success. Therefore, quality control plays an important role in the Company's business strategy.

Focus on Private Residence. The Wander Watch product line and the SEI Alert 24 product lines are both specifically designed to be used in a private home, apartment or townhouse. Ease-of-use and stand-alone features inherent to both products give the Company a competitive advantage in these areas.

The Wander Watch Single Patient System is both affordable and easy to install. The receiver unit plugs into a standard outlet.
Unlike most competitive products, this is all that is required to install and operate the products; doors do not need to be wired with sensors. These are no wires or barriers associated with the products. This stand-alone concept runs contrary to current industry thinking. Management believes that this concept is one of the reasons that makes the Company's product line more attractive to the consumers.

Customer Service and Support. Sloan Electronics believes that its relationship with its dealers and its consumers has contributed significantly to its past success and should continue to enhance its future prospects. The Company's ability to upgrade its equipment in the field not only gives the Company a competitive advantage within the industry but also allows it to focus on up-selling and upgrading its product line.

Product Design and Development

The Company is continuously engaging in electronic component research, design, experimentation and development, all of which are essential to maintaining a competitive advantage in the market place. The overall product development is managed and directed by Paul Sloan, President of the Company. In addition, on project-by-project basis, a product development team is assembled from personnel within the Company and may include personnel outside the Company as well.

The Company's product development team is responsible for developing working designs of all approved product concepts using computer-aided design systems, and for coordinating all modeling and initial prototyping. The in-house testing department evaluates all prototypes. The Company then creates the full documentation to build its products and designs all of its circuitry artwork. Complete product specifications and blue-printed product designs are then sent to KimchuK Inc., which prints the circuit-boards, assembles, tests, performs quality control inspections to rigid standards, packages and finally drop-ships the Company's products to its distributors or directly to its customers.

The Company believes that investment in product development, and its relationship with KimchK, enables it to reduce ]prototype development time substantially. The Management believes that this shortened lead time enhances the Company's ability to place new products in distribution, which strengthens its competitive position.

Sales and Marketing

The Company's marketing strategy varies based upon each product line. With regard to the criminal justice house arrest market, the Company plans to continue aggressively markets its SEI Alert 24 products to independent service providers and to municipalities which monitor and administer their own house arrest programs. The Company has, however, turned over much of its Wander WatchAlert24 patient departure alert systems to KingAlarm, a major independent distributor of security and related low voltage products. Marketing strategies and distribution decisions concerning other products are handled on a product-by-product basis.

SEI Alert 24 Products. The criminal justice house arrest market is dominated by two manufacturers who, along with retailing their products, are also contract service providers who compete in the security industry. These manufacturers have developed proprietary software which is not currently integratable with standard, existing security company protocol. Their software are not as effective or user-friendly as security industry software. However, these manufacturers look upon this proprietary software as a way to shut small security companies out of a lucrative market.

Based on current trends, management believes that within 5 years, 80% of the municipalities who currently monitor their own house arrest program will get out of the business. Independent security contractors will be competing directly against these two manufacturers for service contracts. The Company is in the position to market its fully integratable home incarceration system to these security providers, thus leveling the playing field within the house arrest industry.

The Wander Watch Products. The Company views its corporate role as that of developer, designer and manufacturer. To that end, the Company has negotiated and signed a contract with King Alarm to distribute its Wander Alert detection equipment. King Alarm has name recognition throughout the security industry, and is a major supplier for security experts and consultants. King Alarm sponsors over 200
New Horizons technical and sales training seminars annually, and hosts the King Alarm Expo, a two-day trade exposition annually.

Advertising. The Company advertises in trade publications specific to the markets it manufacturers products for, and in journals which test its products and publish company-b-company product comparisons. The Company is constantly seeking out innovative ways to build name recognition within the industries in which it competes, as well as to create public awareness for its product line.

Competition

The Company competes in a number of niche markets which continue to grow at an ever increasing rate.

House Arrest Market. The Company's competitors within the criminal justice market include BI Incorporated and Strategic
Technologies, Inc. Although all of the Company's manufacturing house arrest products base their products on the same principals, management believes that the Company has competitive advantages over its competitors within this industry.

1. the SEI Alert 24 product line uses a 900 MHz spread spectrum radio frequency rather than the standard 300 MHz frequency. This difference in technology is similar to the technological differences which exist between cordless phones. Phones using 900 MHz radio frequencies are far superior to those less expensive models which experience interference problems due to the fact that they operate at 300 MHz frequency.

2. the SEI Alert 24 products have an exclusive low range setting on the receiver unit which ensures that house arrest means house arrest and not neighborhood arrest. With other systems, an offender could wander the neighborhood and still not trip the distance setting on the base unit. The industry standard low range setting is a 150 foot perimeter. SEI's low range setting is between 40 and 60 feet.

3. From the time an offender steps outside the range setting until he is detected as being outside the range setting varies from between 6 to 30 minutes. With some systems, an offender is able to leave his residence for that period of time and return undetected. The SEI Alert 24 system offers an exclusive 1 minute radio frequency window.

4. The SEI Alert 24 anklet transmitter is tamper resistant. No tamper system currently available is 100% tamper proof or false alarm proof; however, the SEI Alert 24 system is the most reliable on the market when it comes to false alarms. A false alarm necessitates a physical inspection of the anklet transmitter by a monitoring officer; therefore, this fact is viewed as a major selling point among security providers.

5. The SEI Alert 24 product line has been designed to allow security companies access to one of the fastest growing segments of the industry: electronic home incarceration.
The use of abusive pricing policies and proprietary software, software which makes the security industries central station equipment incompatible, have worked together to keep small independent contractors out of the market. These security companies are now able to compete with BI Incorporated and Strategic Technologies for municipal contracts on an even footing. Unlike other manufacturers, the Company does not compete against its customers in the contract monitoring business.

Long-Term Healthcare Market. The Company's competition in this market includes WanderGuard, Code Alert, Watchmate and
Secure Care Products. All of these companies utilize proximity sensing technology, which requires that a patient wear a low powered transmitter which sends a weak signal. A receiver is mounted at each door. When a patient approaches the door, an alarm sounds and the door magnetically locks. The Company's Wander Watch Alert 24 technology has a competitive advantage over the industry's proximity-sensing systems since it requires no additional wiring of door sensors and it provides a higher level of patient security.

1. the transmitter attached to a patient has no removal alert (an inherent part of the Wander Watch systems). These transmitters are attached with a hospital ID type band. Common behavior for an Alzheimer's patient, or other patients suffering from dementia, is to try to remove everything from their bodies. The Wander Watch anklet, if removed, activates an alarm at the receiver unit.

2. Proximity-sensing technology requires the installation of barriers, door sensors and magnetic locks. Prices per door range from $2,500 to over $5,000, with the average facility having anywhere between four and ten doors. Automatic door locks also create problems with existing fire alarms and fire regulations, for in the event of a fire, the proximity technology needs to be deactivated.

3. The Wander Watch system utilize 900 MHz spread spectrum radio frequency technology, a tamper-resistant anklet transmitter with a tamper alarm, and sells its products at a price below that charges by the competition.

The Fleet Watch Alert 24. The Fleet Watch system is another unique product of the Company. The Company believes that no other company offers a fully integratable passive monitoring system for fleet vehicles. This system is able to generate full vehicle status reports on demand, confirm employee hours of vehicle operation and continuously monitor the comings and goings of fleet vehicles. This tamper resistant monitoring system installs in less than 30 minutes, ends unapproved vehicle use and provides a complete audit trail and other necessary usage reports for each vehicle in a company's fleet. This unit has been successfully test on a fleet of concrete trucks.

The Nurse Call Alert 24. A fully supervised 900 MHz spread spectrum wireless nurse call system is yet another innovation by the Company. The Company believes that this system is among the best wireless security system available, with unique features such as automatic signal check and low battery reporting. With the systems optional range extenders, any sized facility may be monitored. Another unique integratable option is the paging system which assists in quicker response times by staff.

Manufacturing and Assembly

The Company manufacture all of its products in the U. S.
KimchuK Inc., the Company's primary contract manufacturer has many years of experience as an electronics manufacturer and designer. KimchK manufacturers over 500 different products at its four plants located through out the east coast.

The Company's relationship with KimchK allows it to reduce its production costs, to reduce its final testing costs and to reduce its personnel costs. The Company designs all of its products with automatic insertion and automatic testing in mind. This attention to detail enables KimchuK to manufacture and assemble the Company's products in the most cost-efficient manner, while maintaining accuracy in circuit board production and error-free transfer and component connections.

Product Warranties. The Company supports its products with a limited 1-year warranty which covers all defects in materials or workmanship. the Company will repair or replace defective units without charge to the consumer for labor or materials. The Company's service department acts as liaison between the customer and KimchK and works aggressively to resolve any and all problems a customer may have with any of its products. The Company has not experienced a material level of product warranty claims for breakage or other defects.

Future Products

The Company continues to look for new ideas for development of new products. The Company believes that new products could represent a substantial new business for the Company.

Government Regulation

The Company's facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. The Company is also subject to the Federal
Occupational Safety and Health Act and other laws and regulations effecting the safety and health of employees in the administrative and manufacturing areas of its facilities. The Company believes that is is in compliance in all material aspects with all applicable environmental and occupational safety regulations.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company's facilities consist of approximately 1,000 square feet of office and work space, located at 2527 Monterey St., Sarasota, FL 34231 and 200 square feet of office located at 116 Teatown Road, Croton, NY 10520.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On November 8, 1997, the owner of a majority shareholders of MAS Acquisition I Corp. approved the merger with Sloan Electronics, Inc. A special shareholders ballot of Sloan Electronics, Inc. approved the merger with MAS Acquisition I Corp. on November 20, 1997.

                                PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

(a)  Market Information.

There is not market for the Company's securities.

(b)  Holders.

As of December 31, 1997, there were approximately 54 holders of the Company's Common Stock.

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

General

     The Company's financial information for the two years ended December 31, 1996 and December 31, 1997, respectively, reflects the merger with Sloan Electronics, Inc. on December 5, 1997, which affected the Company's business and has a significant impact on the Company's results of operations and financial condition.

     As result of an Agreement of Merger (the "Agreement") between the Company and Sloan Electronics, Inc. ("Sloan"), Sloan has merged into the Company and the Company has changed its name to Sloan Electronics, Inc. Pursuant to the terms of the merger Agreement, 3,561,500 shares of Common Stock of Sloan was converted into 8,227,070 shares of Common Stock of the Company at the conversion rate of 2.31. In addition, the Company has accepted the return of, and cancelled, 7,680,083 shares of Common Stock issued to MAS Financial Corp. and issued 91,102 shares of Common Stock as finder's fee, which as paid by MAS Financial Corp.

Results of Operations

     A Majority of the Company's revenues are derived from sales of electronic monitoring devices to the long term health care and criminal justice industry. Sales revenue are recognized when the products are shipped.

     Operating revenues increased by $100,834 (43%) for the fiscal year ended December 31, 1997 as compared to the fiscal year ended December 31, 1996.

     Gross profit for fiscal 1997 was $71,265, which represents a decrease of $16,666, or 19.0%, below the $87,931 gross profit recognized in fiscal 1996. The decrease was due to the lowering in the unit price to a primary distributor and the Company will receive recurring payments on a percentage basis of this distributor's service revenue for a period of three years. The Company has not yet generated any revenue from recurring payments during fiscal 1997. Gross profit, as a percentage of operating revenue, decrease from 37.9% for fiscal 1996 to 21.4% for fiscal 1997. The decrease was due to the lowering in the unit price to a primary distributor. The cost of product sales rose from 62.1% for the year ended December 31, 1996 to 78.6% for the year ended December 31, 1997. The lowering in the unit price to a primary distributor and an increase in competition caused a decline in the Gross Profit Margin.

     Selling, general and administrative expenses lowered to $273,537 in fiscal 1997, which represents a decrease of $1,061 or 0.4%, over selling, general and administrative expenses for fiscal 1996. Selling, general and administrative expenses, as a percentage of total operating revenues, declined from 118.4% to 82.2% for the fiscal year ended 1996 and 1997, respectively. Sales and marketing expenses declined from $60,452 for the year ended December 31, 1996 to $31,921 for the year ended December 31, 1997, for a decrease of $28,531 or 47.2%. Sales and marketing expenses declined due to the Company's strategy to grow by working closely with major distributors. General and administrative expenses rose from $214,146 in fiscal 1996 to $241,616 in fiscal 1997, representing an increase of $27,470 or 12.8%. The increase in general and administrative expenses was caused by increases in professional fees and contract services. The percentage increase in general and administrative expenses of 12.8% was much lower than the 43.5% increase in product revenues between the comparable periods, reflecting efficiencies realized the the Company's corporate offices.

     Amortization and depreciation expenses decreased by $14,150, from $29,156 to $15,006 for the fiscal year ended December 31, 1996 and 1997, respectively. This decrease in amortization expenses is the result of under amortizing during prior years.

     Interest expense increased by $12,055 to $25,098 for the fiscal year ended December 31,1997, from $13,043 for the fiscal year ended December 31, 1996. The reason for the increase is due to increased borrowing from the shareholders of the Company.

     The net loss for the year was $227,370, or $0.02 per share based on 9,187,389 shares outstanding, as compared to a net loss of $208,210, or $0.07 per share based on 3,200,000 shares outstanding. The net loss for the period is primarily attributed to insufficient level of revenue generated by the Company.

Liquidity and Capital Resources.

     Net cash provided from financing activities was $94,000 for the year ended December 31, 1997. Net proceeds of $50,000 was raised through private placement of common stock and $44,000 from borrowing.

     The Company has no material commitments for capital expenditures during the next twelve months and believes that its current cash and working capital position and future income from operations will be sufficient to meet its cash and working capital needs for the twelve months.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(1) Financial Statements                                      Page
     Report of Independent Auditors                           F-2
     Balance Sheet at December 31, 1997                       F-3-4
     Income Statement for the
        year ended December 31, 1997                          F-5
     Schedule 1 - Selling Expenses for the
        year ended December 31, 1997                          F-6
     Schedule 2 - General and Administrative Expenses for the
        year ended December 31, 1997                          F-7
     Statement of Cash Flows for the
        year ended December 31, 1997                          F-8
     Statement of Stockholders' Equity for
        year ended  December 31, 1997                         F-9
     Notes to Financial Statements                            F-10-12

                           S. M. WARD CO.
                     ACCOUNTANTS AND AUDITORS
                       225 WEST 34TH STREET
                     NEW YORK, NEW YORK 10122
                              -----
                          (212) 967-6765
                       FAX (212) 967-6488

                 REPORT OF INDEPENDENT AUDITORS

Sloan Electronics, Inc.
Board of Directors
Sarasota, Florida

Chairman, Board of Directors,

We have audited the accompanying balance sheet of Sloan Electronics, Inc. as of December 31, 1997, and the related Statements of Income, Cash Flows, and Stockholders Equity. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sloan
Electronics, Inc. as of December 31, 1997, in conformity with generally accepted accounting principles.

S. M. Ward Co.
New York, NY
March 20, 1998

                    SLOAN ELECTRONICS INC.
                       BALANCE SHEET
                   AS OF DECEMBER 31, 1997


                          ASSETS


Current Assets:
        Cash in bank                              $3,936
        Accounts Receivable - Note 3              89,732
        Inventory (at cost) - Note 4              10,151
                                                  ------
Total Current Assets                                       103,819


Fixed Assets:
        Computer Equipment (net of Accumulated
        Depreciation of $1,848)- Note 2                      1,887


Other Assets:
        Due from officer                         $33,565
        Deferred Research and corporate
        development costs(net of Accumulated
        Amortization of $21,315)- Note 2          49,735
        Deferred costs of stock offering (IPO)
        and Prepaid Advertising(net of Accumulated
        Amortization of $21,385)- Note 2          49,897
Total Other Assets                                ------   133,197
                                                           -------
Total Assets                                              $238,903
                                                          ========



                    See accountant's report

                   SLOAN ELECTRONICS INC.
                      BALANCE SHEET
                  AS OF DECEMBER 31, 1997



          LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

Current Liabilities:
        Accounts Payable                        $124,586
        Accrued Payroll Taxes Payable              6,900
        Accrued Payroll                           14,630
                                                  ------
Total current liabilities                                  146,116

Other Liabilities:
        Accrued Interest - Note 5                $36,384
        Due to Stockholders - Note 5             160,000
        Due - Other                               15,000
                                                  ------
Total Other Liabilities                                    211,384
                                                           -------
Total Liabilities                                          357,500


Stockholders Equity (deficit)

        Common Stock - Note 6                   $278,792
        Paid-In-Capital                          165,942
        Accumulated Adjustments
        Account(Deficit)                       ( 259,804  )
        Retained Earnings (Deficit)            ( 303,527  )

Total Stockholders Equity (Deficit)                   (    118,597  )
                                                           -------

Total Liabilities and Stockholders Equity (Deficit)        $238,903
                                                           ========

                    See accountants report

                   SLOAN ELECTRONICS INC.
                     INCOME STATEMENT
           FOR THE YEAR ENDED DECEMBER 31, 1997



Income:

        Sales                                     $332,677



Cost of goods sold:
        Beginning Inventory              26,165
        Purchases                       241,873
        Freight-in                        3,525
        Less: Ending Inventory         ( 10,151 )
                                         ------


Cost of goods sold                                261,412
                                                  -------

Gross Profit                                      $71,265



Expenses:

        Selling expenses (Schedule 1)   $31,921
        General and administrative
        Expenses (Schedule 2)           241,616
        Interest on Notes -Note 4        25,098
                                         ------

Total
expenses:                                         298,635

Net Income/ (loss)                             ( $227,370 )
                                                 ========

                    See accountants report

                 SUPPLEMENTAL INFORMATION
                  SLOAN ELECTRONICS, INC.
               SCHEDULE 1 - SELLING EXPENSES
           FOR THE YEAR ENDED DECEMBER 31, 1997






Advertising and Promotion                       $11,988
Sales Commissions                                 9,000
Other Selling Expenses                              736
Trade Shows                                      10,197
                                                 ------
Total Selling Expenses                          $31,921
                                                =======








                    See accountants report

                  SUPPLEMENTAL INFORMATION
                   SLOAN ELECTRONICS, INC.
        SCHEDULE 2 - GENERAL AND ADMINISTRATIVE EXPENSES
              FOR THE YEAR ENDED DECEMBER 31, 1997





Officer Salary                                   $60,000
Payroll Taxes                                      4,821
Rent                                              13,104
Office Expenses                                    2,461
Telephone                                          5,794
Professional Fees                                 25,522
Other Contract Services                           88,357
Facilities & Equipment Rental & Lease Costs        1,318
Travel, Transportation & Entertainment             7,743
Depreciation and amortization                     15,006
Insurance                                         17,490
                                                  ------
Total General and Administrative Expenses       $241,616
                                                ========


                   See accountants report

                   SLOAN ELECTRONICS, INC.
                   STATEMENT OF CASH FLOWS
            FOR THE YEAR ENDED DECEMBER 31, 1997


CASH FLOWS FROM OPERATION ACTIVITIES:
Net loss:                                     ( $227,370  )
Add: Non cash items
        Depreciation                                 773
        Amortization                              14,233
                                                  ------
                                              (  212,364  )

Adjustments to reconcile net loss to net cash used in operating activities:

(Increase) in Accounts Receivabl              (   79,321  )
Decrease in Inventory                             16,014
Decrease in Deposits                               1,700
Increase in Accounts Payable                     117,144
Increase in Accrued Interest                      23,598
(Decrease) in Customer Deposits               (    2,400  )
Increase in Accrued expenses                      21,341
                                                  ------

Total Adjustments                                 98,076

Net cash used in operations                   (  114,288  )
                                                 -------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Fixed Assets                      (    1,584  )

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loan                                50,000
Sale of Common Stock                              44,000
                                                  ------
Net cash provided from financing
activities                                        94,000
                                                  ------
Net decrease in cash                          (   21,872  )

Opening cash                                      25,808
                                                  ------
Closing cash                                      $3,936
                                                  ======
                    See accountants report

                   SLOAN ELECTRONICS, INC.
              STATEMENT OF STOCKHOLDERS EQUITY
            FOR THE YEAR ENDED DECEMBER 31, 1997


                                       Common Stock
                                       ------------
                                          Shares         Amount
                                          ------         ------
Shares Issued At Inception
& Through December 31, 1995             3,000,000       $ 34,792

Shares Issued in 1996
@ $1 Par
Value                                     200,000        200,000


Shares Issued in 1997
Until Merger date                         361,500         36,000
                                          -------         ------


Total                                   3,561,500       $270,792
                                        =========       ========

After the merge, the 3,561,500 shares were converted into 2.31 shares of the new company which became 8,227,070 shares. The original shareholders of MAS Acquisiiton I Corp. (the merged company) retained 10% of the shares outstanding at the merge date of 9,141,189 for a total of 914,119.


Shares Issued at
Merger Date                      9,141,189      $270,792

Shares Issued after
Merger date through 12/31/97        46,200         8,000
                                    ------         -----

Total                            9,187,389      $278,792
                                 =========      ========





                   See accountants report

                  SLOAN ELECTRONICS, INC.

              NOTES TO FINANCIAL STATEMENTS
                         12/31/97

1. Organization:

Sloan Electronics was incorporated in the state of Florida in July, 1993.

The Corporation designs, manufactures and markets electronics monitoring equipment primarily for the criminal justice industry and the long term health care industry.

On November 18, 1997 an agreement of merger between MAS Acquisition I Corp., a Delaware corporation, incorporated July, 1996, and Sloan Electronics, Inc., a Florida corporation was made and entered into. The two corporations merged into a single corporation, in which the Florida corporation ceased to exist, however the name of Sloan Electronics, Inc. will remain for the merge. The outstanding shares of the Florida corporation were converted as follows:
        One (1) share of Florida corporation into 2.31 shares of the Delaware corporation.

2. Summary of Significant Accounting Policies:

Method of Accounting

The corporation uses the accrual method of accounting for both financial statement and tax purposes.

Depreciation

All assets are recorded at cost. Depreciation is calculated using straight-line and accelerated methods for both book and tax purposes based on the estimated useful lives of the assets. The company expenses maintenance and repairs as the costs are incurred.

Depreciation has been computed based on three year estimated lives.

Amortization

In November, 1995 the Corporation entered into a private placement arrangement. The costs of the IPO were capitalized and are being amortized over a five year period.

                  SLOAN ELECTRONICS, INC.
               NOTES TO FINANCIAL STATEMENTS
                          12/31/97

The Corporation capitalized research and development costs which are also being amortized over a five year period.

Income Taxes

When Sloan Electronics was incorporated, it was formed as a subchapter
S Corporation; passing through all income or loss directly to the shareholders. No provision for income taxes was needed. As of 7/1/96, the Corporations board of directors voted to rescind its S election and is now a regular C Corporation. When the merge occured, the Delaware Corporation remained, and therefore will be filing its tax returns under the Federal ID number of the Delaware Corporation. For 1997, the Corporation incurred a loss, so no provision for income taxes is required.


3. Accounts Receivable

These amounts are due from customers for products delivered. All accounts are considered collectible and no allowance for doubtful accounts has been recorded.

4. Inventory

Inventory is recorded at cost.

5. Due to stockholders and accrued interest.

This represents unsecured loans made by various stockholders. The interest on the notes ranges from 10% simple interest to 18% simple interest. Interest was accrued at December 31, 1997.

6. Common Stock

At the period ended 12/31/97, (after the merger), there was 100,000,000 shares of stock authorized; (80,000,000 common shares and 20,000,000 preferred shares.) Of these shares, there was 9,187,389 shares of common stock and -0- shares of preferred stock issued and outstanding. The common stock of the Sloan shareholders of 3,561,500 shares were converted into 2.31 shares of the merged company for a total of 8,227,070 shares. The original shareholders of MAS Acquisition I Corp. (the merged company) retained 10% of the shares outstanding at the merge date of 9,141,189 for a total of 914,119. Prior to the merger, MAS Acquisition I Corp. (the merged company) gifted 100 shares each to 31 non-U.S. persons for a total of 3,100 shares. MAS Financial Corp. transferred 45,551 shares to two individuals for a total of 91,102 shares leaving MAS Financial Corp. with a total of 819,917 shares. This transaction was done solely by MAS Financial Corp. and does not affect Sloan Electronics, Inc. and is provided solelly for information pruposes.

7. Commitments and Contingencies

Lawsuits There are no liens, judgments or claims against the Corporation.

ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                         PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
        AND CONTROL PERSONS.

                DIRECTORS AND EXECUTIVE OFFICERS

  The Company's current Directors and executive officers have resigned. The following persons are the Directors and executive officers of the
Company:


Name              Age       Position
----              ---       --------
Larry Provost     49        Chairman of the Board of Directors, Secretary
                            and Chief Financial Officer.

Paul A. Sloan     39        President, Chief Executive Officer and Director.

Michael Solomon   53        Senior Vice President and Director.

Lester H. Cohen   52        Vice President - Marketing and Director.

James Vondra      57        Director.

  Mr. Larry Provost became Chairman, Secretary and Chief Financial Officer of the Company since the merger on December 5, 1997. Mr. Provost is presently President of Production Talent, Inc., a film and video production company. Mr. Provost graduated with a B.A. degree in Psychology from New York University in 1970. Mr. Provost has 25 years of experience in equipment leasing.

  Mr. Paul A. Sloan became President, Chief Executive Officer and a Director of the Company since the merger on December 5, 1997. Mr. Sloan co-founded Vorec Corporation in 1986 and served as design team leader for Vorec's Voicenet and VISA RF products.

  Mr. Michael Solomon became Senior Vice President and a Director of the Company since the merger on December 5, 1997. Mr. Solomon has worked at the New York City Police Department for 15 years. Mr. Solomon founded Pro-Tech Security Systems, a company which installs and services residential and commercial security systems, after retirement from the New York City Police Department. Mr. Solomon holds a Master's Degree in Criminal Justice Administration from New York Institute of Technology.

  Mr. Lester H. Cohen became Vice President - Marketing and a Director of the Company since the merger on December 5, 1997. Mr. Cohen served as New York State Division of Probation Training Administrator, Chief of Planning Policy and Program Development for the same department and as a Line Probation Officer in the Steuben County Probation Department.
Mr. Cohen received a Master's Degree in Social Work from Adelphi University, School of Social Work.

ITEM 10. EXECUTIVE COMPENSATION.


Name and Principle                                 All Other
Position                 Year        Salary      Compensation
------------------       ----        ------      ------------
Larry Provost            1997        $18,000       196,350 (1)
Chairman, Secretary      1996         12,000
and Chief Financial
Officer

Paul Sloan               1997        $60,000 (2)
President, Chief         1996         53,500
Executive Officer
and Director

(1) Mr. Provost received an aggregate of 196,350 shares as part of total compensation during fiscal year 1997.

(2) Mr. Sloan has received $40,000 as of December 31, 1997. The balance of $20,000 is accrued and payable by the Company.

    In addition, the Company may award stock options to key employees, member of management, directors and consultants under stock option programs not yet adopted as bonuses based on service and performance.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT.

Principle Stockholders

  The following table sets forth certain information as of December 31, 1997 regarding the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) by each Director and executive officer of the Company and (iii) by all executive officer and Directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned.


Name and Address              Number of Shares
of Beneficial Owner          Beneficially Owned      Percent of Class
-------------------          ------------------      ----------------
Larry Provost                1,293,492               14.08%
Chairman, Secretary
and Chief Financial Officer
116 Teatown Road
Croton, NY 10520

Paul Sloan                   3,112,535               33.88%
President, Director
2527 Monterey St.
Sarasota, FL 34231

Lester Cohen (1)               588,763                6.41%
Director,
Vice President - Marketing
22317 Collington Dr.
Boca Raton, FL 33428

Margery Cohen Trust            588,763                6.41%
22317 Collington Dr.
Boca Raton, FL 33428

Michael Solomon                288,626                3.14%
Director,
Senior Vice President
3 Chippewa Ct.
Suffern, NY 10901

James Vondra                   414,758                4.51%
Director
216 Overcrest Dr.
Benbrook, TX 76126

Aaron Tsai (2)                 819,917                8.92%
c/o MAS Financial Corp.
1710 E. Division St.
Evansville, IN 47711

MAS Financial Corp.            819,917                8.92%
1710 E. Division St.
Evansville, IN 47711

Gregory Tuai                   693,234                7.55%
4809 52nd Ave. S.
Seattle, WA 98118

John Rothrock                  693,234                7.55%
125 Dogwood Road
Peekskill, NY 10566

Walter Eckman                  496,783                5.41%
412 West Cowan Dr.
Houston, TX 77007

All Directors & Officers     5,698,174               62.02%
as a group (5 persons)


(1) Mr. Lester Cohen is the husband of Mrs. Margery Cohen.

(2) Aaron Tsai is the sole shareholder, President and a Director of MAS Financial Corp.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

                        PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K.

(a)  Financial Statements are contained in Item 7.

(b)  Reports on Form 8-K

     The following Reports were filed on Form 8-K and are incorporated by reference.

     Amendment No. 2 to Form 8-K filed on March 18, 1998.
     Amendment No. 1 to Form 8-K filed on January 5, 1998.
     Form 8-K filed on December 19, 1997.

(c)  Exhibits.

(2.0)       Plan and Agreement of Merger between MAS Acquisition
            I Corp. and Sloan Electronics, Inc. as filed with the Form 8-K Amendment on March 18, 1998.

(2.1) Article of Amendment changing company name from MAS Acquisition I Corp. to Sloan Electronics, Inc.
            as filed with the Form 8-K Amendment on March 18, 1998.

(3.1)       Articles of Incorporation as filed with the Form
            10-SB Registration Statement on September 4, 1996.

(3.2)       Bylaws of the Company as filed with the Form
            10-SB Registration Statement on September 4, 1996.

(3.3) Bylaws of the Company adopted by the Company from the Bylaws of Sloan Electronics, Inc.
            (To be filed by Amendment)

(4)         Specimen Stock Certificate as filed with the Form
            10-SB Registration Statement on September 4, 1996.

(4.1) Specimen Stock Certificate replacing MAS Acquisition I Corp. Stock Certificate.
            (To be filed by Amendment)

(99.1) Form of Offshore Securities Subscription Agreement as filed with the Form 8-K Amendment on March 18, 1998.

(99.2)      Consulting Agreement

(99.3)      Agreement with Response USA (To be filed by Amendment)

(99.4)      Agreement with KingAlarm (To be filed by Amendment)

                    MAS Financial Corp.

1922 North Bedford Ave.					 		   Tel: (812) 468-8250
Evansville, IN 47711 							      Fax: (812) 468-8251
----------------------------------------------------------------

                   Consulting Agreement

This agreement is entered into on this 28th day of October, 1997 by and between MAS Financial Corp. (hereinafter referred to as "MAS"), and Sloan Electronics, Inc., their heirs, designees or assignees, (hereinafter referred to as "Client"), and is made with reference to the following recitations:

Whereas, MAS has skills and expertise in the fields of business consulting, due diligence, mergers and acquisitions, and public and private offering structuring and transactions, and,

Whereas, for the purpose of advancing the business plans of Client, Client wishes to contract for the control stock of an acquisition company from MAS, and,

Whereas MAS owns or controls the control stock of MAS Acquisition I Corp. (hereinafter referred to as "Acquisition" company, a corporation organized under the laws of the State of Delaware, having those classes and numbers of shares as more fully set forth on the company information sheet attached hereto and made a part hereof by reference.
MAS has control of Acquisition company and is prepared to transfer the control block. Now, therefore, the parties hereto hereby agree and covenant as follows:

(1) MAS agrees to take certain actions, and undertake certain obligations for the orderly transfer of the control block of stock of Acquisition company.
(comprised of 7,652,790 common capital shares of the total of 8,503,100 common capital shares), to Client.
MAS agrees as well to do all of the following acts:

  *	Name Change and New Stock Certificates
  *	Unaudited financial statements brought forward
        to most recent period.
  *	Change of officers and directors and resignation
        of present board
  *	15C211 prepared and filed with NASD.
  *	Deliver control block shares.
  *	Obtain CUSIP number.
  *	Obtain a stock symbol for trading on the NASDAQ
        Bulletin Board
  *	Furnish Market Maker.
  *	Any other document or act needed to make an
        orderly transfer of control.

All expenses incurred by the Acquisition company, after the transfer of control by MAS to the Client, shall be the responsibility of the Acquisition company.

(2) At closing, which shall take place at a time and place mutually agreeable to the parties hereto, MAS shall deliver to Client or its designee the following:

(a) Certificates representing the shares being sold hereunder; containing the following legend:

"The securities represented by this Certificate have not been registered under the Securities Act of 1933
(the "Act") and are "Restricted Securities" as the term is defined in Rule 144 under the Act. The Common
Shares may not be offered for sale, sold or otherwise transferred except pursuant to an effective registration statement under the Act or exemption, the availability of which is to be established to the satisfaction of the Corporation."

(b) Necessary consents, if any, from the state of domicile of the Acquisition company;

(c) All corporate books, records, and documents, stock books, ledgers, minute books, articles and by-laws of the Acquisition company;

(d) Shareholder list of the Acquisition company;

(e) Resignations of all present officers and directors, effective as of the closing date;

(f) Copy of audited 1996 and unaudited 1997 financial statements;

(3) MAS represents and warrants the following:

(a) that the Acquisition company is a corporation duly organized and existing under the laws of the State of Delaware, unless otherwise noted;

(b) that the Acquisition company will use its best efforts to preserve its business organization intact.

(c) that the Acquisition company will not enter into any contract, commitment or transaction, or declare, set aside or pay any dividend, or make any distribution in respect of its capital stock, or waive any obligation or liability, or compromise any claim, or cancel any note, loan or other obligation owed to it, without the consent of Client.

(4) MAS represents and warrants the following prior to closing:

(a) That MAS will not cause any amendment to be made in the Articles of Incorporation or By-Laws of the Acquisition company, nor issue or cause to be issued any additional shares of capital stock; nor issue or cause to be issued any warrants, obligations, subscriptions, options, convertible securities, or other commitments under which any additional shares of its capital stock may be directly or indirectly authorized, issued or transferred nor will either agree to do any of the acts listed above.

(b) That MAS will not do, or agree to do, any of the following acts: (i) make any change in compensation payable or to become payable to them, to any officer, employee, sales agent or representative, (ii) make any change in benefits payable to any officer, employees, sales agent, or representative under any bonus or pension plan or other contract or commitment, or (iii) modify any collective bargaining agreement to which the Acquisition company is a party or by which it may be bound.

(5) Client represents and warrants the following prior to closing:

(a) That Client is solely responsibly for the decision to by acquired by the Acquisition company,

(b) That the Client firm to be acquired by the Acquisition company which is the subject of this agreement shall be suitable in all respects for such merger,

(6) The parties shall at all times keep each other's information, sources, trade secrets, processes, and confidential information strictly confidential.

(7) MAS is not rendering legal advise to Client. Each party is responsible for all of it's own professional, legal, accounting, Broker-Dealer, and consulting fees as they may apply to each party.

(8) Should Client terminate this transaction for any reason other than the malfeasance or nonperformance of MAS prior to the acquisition of the Acquisition company, all monies paid to MAS up until that point shall be retained by MAS as liquidated damages. The parties agree to the reasonableness of these liquidated damages.
All documents and work product prepared for or on behalf of Client by MAS up until that point shall become the property of Client.

(9) MAS warrants that the Acquisition company being transferred shall be transferred with no liabilities and little or no assets, and shall defend and hold
Client and the Acquisition company harmless against any action by any third party against either of them arising out of, or as a consequence of, any act or omission of MAS or the Acquisition company prior to, or during the closing contemplated by this contract of sale. MAS reserves the right, if necessary, to substitute another Acquisition company acceptable to Client of like worth.

(10) All of the representations and warranties contained within this contract of sale, whether made by Client, MAS, or MAS on behalf of the Acquisition company, will be true and correct on the closing date as if made on that date.

(11) At any time prior to the closing, Client and their counsel, accountants and other agents shall have full access during normal business hours to all properties, books, accounts, records, contracts and documents relating to the Acquisition company.

(12) This agreement shall be governed by the laws of the State of Indiana, except insofar as the laws of the State of Delaware shall apply in keeping with conflict of laws and rules, in any dispute. The parties agree to the jurisdiction of the Courts of the State of Indiana and the United States District Court for the Southern
District of Indiana as the forums for the resolution of any legal disputes between the parties. Client agrees to pay court costs, attorney fees in a reasonable amount, and interest on any unpaid balances at the judgment rate then in effect in the State of Indiana should it become necessary for MAS to engage in legal action to recover any portion of the purchase price or any other fees from Client.

(13) If any bona fide action or proceeding shall be pending against any party on the closing date that could result in an unfavorable judgment, decree or order that would prevent or make unlawful the performance of this agreement, or if any agency of the federal or of any state government shall have objected to it on or before the closing date to this transaction, or if any prospectus contemplated with respect to the issuance and sale of shares by Buyers shall have been disapproved by any federal or state regulatory agency, either party may cancel and terminate this agreement without liability to the other. All representations and warranties of the parties shall expire and terminate and be extinguished by the closing, and consummation of the closing shall be conclusive proof that each party is fully satisfied with the facts constituting the basis of the representations and warranties of the other party and with the performance of their obligations hereunder.
This paragraph shall not affect any obligation of any party under this contract that is permitted to be performed in whole or in part after the closing.

(14) Neither party may assign this agreement without the prior written consent of the other party, which consent shall not be unreasonably withheld. However, MAS may requires up to 180 days to perform due diligence on any assignee of Client, and may reject any assignee not qualified by MAS.

(15) This documents contains the entire agreement between the parties hereto. No oral or other representation or warranty has been given to Client by MAS, and this agreement controls over any and all oral representations made by any party to this transaction. This agreement may only be modified by a writing, signed by the parties.

(16) Each party agrees to execute all of the documents and do all of the things necessary to effectuate the purpose of this agreement, without delay or limitations.


Accepted and Agreed: 		Accepted and Agreed:

/s/ Aaron Tsai                  /s/ Paul Sloan
__________________________	___________________________
MAS Financial Corp. 		Sloan Electronics, Inc.
By: Mr. Aaron Tsai, President 	By: Mr. Paul Sloan


Mailing Address:

MAS Financial Corp.			Sloan Electronics, Inc.
1922 North Bedford Ave.  		P.O. Box 35287
Evansville, IN 47711			Sarasota, FL 34242



                          Exhibit 99.2

                           SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Sloan Electronics, Inc.

                           By: /s/ Paul Sloan
                               ----------------------------------
                               Paul Sloan
                               President, Chief Executive Officer
                               and Director

Date: March 31, 1998

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual
Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


By:
    --------------------------------------
    Chairman of the Board of Directors,
    Secretary and Chief Financial Officer.

By: /s/ Paul A. Sloan                             March 31, 1998
    --------------------------------------
    President, Chief Executive Officer
    and Director.

By:
    --------------------------------------
    Senior Vice President and Director.

By:
    --------------------------------------
    Vice President - Marketing and
    Director.

By:                                                                          i
    --------------------------------------
    Director