Form 10KSB/A
period 1997-12-31
SLOAN ELECTRONICS INC /DE/
filed 1998-04-07
CIK 1022409

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
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification Number)



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

THIS ANNUAL REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARDLOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS ANNUAL REPORT AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY, WITH RESPECT TO (I)THE COMPANY'S PRODUCT DEVELOPMENT AND FINANCING PLANS, (II) TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION OR RESULTS OF OPERATIONS, (III) THE IMPACT OF COMPETITION AND (IV) THE EXPANSION OF CERTAIN OPERATIONS. ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER
MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT
OF VARIOUS FACTORS.

                       1997 Form 10-KSB Annual Report

                             TABLE OF CONTENTS

Item 1.   Description of Business  . . . . . . . . . . . . . . . . . . . .   3

Item 2.   Description of Properties  . . . . . . . . . . . . . . . . . . .  14

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .  14

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . .  14

Item 5.   Market for Common Equity and Related Stockholder Matters . . . .  15

Item 6.   Management's Discussion and Analysis of Results of Operations
          and Financial Conditions . . . . . . . . . . . . . . . . . . . .  16

Item 7.   Financial Statements and Supplementary Data  . . . . . . . . . .  18

Item 8.   Disagreements on Accounting and Financial Disclosure . . . . . .  30

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  31

Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . .  32

Item 11.  Security Ownership of Certain Beneficial Owners and Management .  33

Item 12.  Certain Relationships and Related Transactions . . . . . . . . .  35

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36

                         PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

Sloan Electronics, Inc. (the "Company") designs, manufacturers and markets electronic monitoring equipments primarily for the criminal justice industry and the long-term health care industry. The Company markets its house arrest monitoring equipments through its in-house marketing department, and currently distributes its products through national service providers. The Company's medical division has distribution agreements with Response USA, a distributor of personal emergency response systems and with King Alarm, a security product distributor.

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

PRODUCTS

The Company offers a full range of electronic monitoring equipments for the criminal justice system's house arrest corrections programs and for the medical industry's long-term health care providers. The Company strikes a balance between its ability to provide solid, state-of-the-art, high-quality products and its ability to retail these products at the lower end of the industry's pricing spectrum.

The concept behind the Company's product line is that each product is able to stand alone, without after-market equipments such as door sensors or additional custom wiring, yet each product is integratable with a number of pre-existing computer software programs. This philosophy of integration makes the Company's SEI Alert products and Wander Watch products more attractive to institutional consumers.

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

The SEI Alert 24 Drive-By Transmitter Detector. This device is designed for use by parole officers, probation officers or security officers. This mobile surveillance system allows an officer to check up on a house arrest client simply by driving past this person's residence, work place or school. The system detects and displays the ID of a particular offender by interfacing with that person's anklet transmitter. The receiver unit time an date stamps the information collected, and it can also upload this information to a central computer.

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

The Wander Watch Multi-Patient Wander Alert System.
A computer-based system specifically designed for placement within a medical facility, the Multi-Patient Alert System is able to notify a care giver in the event of a patient departure from a long-term healthcare facility. It was originally configured to monitor the movements of 1 to 25 patients. Unlike most wander alert systems installed in a medical facility, the Wander Watch system stands alone and does not require custom electrical wiring, installation of door sensors or the use of door barrier detection equipment.

Fleet Watch Alert 24. This radio frequency reporting system allows a company to passively keep tract of its fleet vehicle traffic. Every time a fleet vehicle drives onto or off the company property, the event is date and time stamped automatically. This enables a company to keep track of employee hours, vehicle use and vehicle status instantly.
The Fleet Watch computerized base unit is fully integratable with other computer software, allowing the unit to generate vehicle status reports on demand. No longer is it necessary for a company to assign an employee the duty of physically counting each vehicle on the lot.

Nurse Call Alert 24. A wireless nurse call system with a 500 resident capacity, which can be installed in less than 30 minutes. This system utilizes fail-safe technology, provides coverage of any sized facility, outputs usage reports and provides for a complete audit trail. The system's advanced features include an automatic signal check, low battery reporting and an optional range extender. The system can function as a nurses' call network or it can complement an optional paging system to direct staff to medical emergencies in a more timely and efficient manner. This system is currently undergoing field trials with a prospective customer.

The SEI Alert 24 Automated Check In System. A kiosk for the criminal justice industry to facilitate the "day reporting" of criminals on probation or parole. Client is verified using hand print technology, listens to a specific message from the parole officer and replies using a telephone handset and tone pad. The system can collect restitution money and issues a receipt to the offender showing check in details and payments. The system interfaces with a computer that can generate various reports. As a case management tool it assists a parole officer in managing the growing number of inmates released into supervision programs. It is currently in filed trial in Washington state for the Department of Corrections. The
Company is pursuing license agreements with several prospective customers.

INDUSTRY BACKGROUND

The Corrections Industry. The Justice Department's Bureau of Justice Statistics confirmed in its midyear report that the number of state and federal prison inmates grew by a record 89,707 during the previous 12 month period ending June 30, 1995. This is the largest annual increase in history and is equivalent to adding 1,725 new beds to the nation's prison system each week.

The United States currently locks up a greater share of its residents than any other nation. As of June 30, 1995, there were 1,004,608 state prison inmates, up 9.1%, and 99,466 federal inmates, up 6.1%. The annual average increase in the prison population since 1980 has been 8.7% per year.

The Criminal Justice System regards house arrest as an acceptable alternative to incarceration for its nonviolent segment of the prison population, and as a better way to monitor violent criminals once they are paroled to a half-way house facility.

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

The Company believes that the long-term healthcare segment of the medical industry is growing at an ever increasing rate. The Company also believes that the home-care segment of the healthcare market is growing at a steady rate. The Wander Watch Alert 24 Single Patient System is specifically designed to meet the needs of the more than 3 million Alzheimer's patients and patients with related medical disorders, who are cared for at home.

BUSINESS STRATEGY

The Company's business strategy is based on establishing a market share within the criminal justice house arrest industry and within the healthcare industry. By Incorporating better, more cost-effective technology into its SEI Alert
24 product line and its Wander Watch products, the Company believes that its products are among the best currently available in these two industries.

Management has defined the Company's role as that of primarily a research, development and manufacturing entity. Management plans to continue to market directly to consumers within the criminal justice industry, while relying on distributors such as KingAlarm and Response USA to market its Wander
Watch healthcare product line.

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

The Wander Watch Single Patient System is both affordable and easy to install. The receiver unit plugs into a standard outlet.
Unlike most competitive products, this is all that is required to install and operate the products; doors do not need to be wired with sensors. There are no wires or barriers associated with the products. This stand-alone concept runs contrary to the current industry thinking. Management believes that this concept is one of the reasons that makes the Company's product line more attractive to the consumers.

Customer Service and Support. Sloan Electronics believes that its relationship with its dealers and its consumers has contributed significantly to its past success and should continue to enhance its future prospects. The Company's ability to upgrade its equipment in the field not only gives the Company a competitive advantage within the industry, but also allows it to focus on up-selling and upgrading its product line.

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

The Company believes that investment in product development, and its relationship with Kimchuk, enables it to reduce prototype development time substantially. The Management believes that this shortened lead time enhances the Company's ability to place new products in distribution, which strengthens its competitive position.

SALES AND MARKETING

The Company's marketing strategy varies based upon each product line. With regard to the criminal justice house arrest market, the Company plans to continue aggressively markets its SEI Alert 24 products to independent service providers and to municipalities which monitor and administer their own house arrest programs. The Company has licensed its Wander Watch Alert 24 single patient departure alert system for exclusive distribution to the long term health care industry to Response USA, a major company in the PERS (Personal Emergency Response System) industry. Response USA leases Wander Watch Alert 24 single patient systems on a monthly basis to individual users and to home care agencies. The Company has turned over distribution of the Wander Watch Alert24 single patient departure alert systems for exclusive sales to the security industry to KingAlarm, a major independent distributor of security and related low voltage products. Marketing strategies and distribution decisions concerning other products are handled on a product-by-product basis.

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

The Wander Watch Products. The Company views its corporate role as that of developer, designer and manufacturer. To that end, the Company has negotiated and signed contracts with Response USA and King Alarm to distribute its Wander Alert detection equipments. Response USA leases the systems to individuals and home care agencies and offers central station monitoring of the Wander Watch Alert 24 units for an additional monthly fee. The company has a recurring revenue sharing arrangement with Response USA.
To date, the Company has not received any income from recurring monthly fees. Response USA has four regional offices servicing all 50 states and markets to home care agencies, hospitals, adult day care facilities, as well as individuals. Response USA receives payment for the Wander Watch system both from end users and various state and local agencies. Currently reimbursements include Milwaukee, Pennsylvania, Department of Aging waiver program, Rhode Island Department of Aging, partial reimbursement from local California programs and partial reimbursement from New York local programs. Reimbursement is pending in Massachusetts, and Response USA is seeking other state and local agencies to approve the systems for reimbursement. There is no assurance that other reimbursements will be obtained or those in place will continue. Response
USA also receives referrals from the National Alzheimer Association and participates in their Safe Return program. King Alarm has name recognition throughout the security industry, and is a major supplier for security experts and consultants, with ten regional warehouse sales centers.
King Alarm sponsors over 200 New Horizons technical and sales training seminars annually, and hosts the King Alarm Expo, a two-day trade exposition annually.

Advertising. The Company advertises in trade publications specific to the markets it manufacturers products for, and in journals which test its products and publish company-by-company product comparisons. The Company is constantly seeking out innovative ways to build name recognition within the industries in which it competes, as well as to create public awareness for its product line.

COMPETITION

The Company competes in a number of niche markets, which the Company believes that it will continue to grow at an ever increasing rate.

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

2. the SEI Alert 24 products have an exclusive low range setting on the receiver unit, which ensures that house arrest means house arrest and not neighborhood arrest. With other systems, an offender could wander the neighborhood and still not trip the distance setting on the base unit. The industry standard low range setting is a 150 foot perimeter. SEI's low range setting is between 40 and 60 feet.

3. With competitors' equipments, the "window" from the time an offender steps outside the range setting until he is detected as being outside the range setting varies from 6 to 30 minutes. With some systems, an offender is able to leave his residence for that period of time and return undetected. The SEI Alert 24 system greatly improves performance and offers an exclusive 1 minute radio frequency window.

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

5. The SEI Alert 24 product line has been designed to allow security companies access to one of the fastest growing segments of the industry: electronic home incarceration.
The use of abusive pricing policies and proprietary software, software which makes the security industries central station equipment incompatible, have worked together to keep small independent contractors out of the market. Using the Company's products, these security companies are now able to compete with BI Incorporated and Strategic Technologies for municipal contracts on an even footing. Unlike other manufacturers, the Company does not compete against its customers in the contract monitoring business.

Long-Term Healthcare Market. The Company's competition in this market includes WanderGuard, Code Alert, Watchmate and
Secure Care Products. All of these companies utilize proximity sensing technology, which requires that a patient wearing a low powered transmitter which sends a weak signal. A receiver is mounted at each door. When a patient approaches the door, an alarm sounds and the door magnetically locks. The Company's Wander Watch Alert 24 technology has a competitive advantage over the industry's proximity-sensing systems since it requires no additional wiring of door sensors and it provides a higher level of patient security.

1. With competitive products, the transmitter attached to a patient has no removal alert (an inherent part of the Wander Watch systems). These transmitters are attached with a hospital ID type band. Common behavior for an Alzheimer's patient, or other patients suffering from dementia, is to try to remove everything from their bodies. The Wander Watch anklet, if removed, activates an alarm at the receiver unit.

2. Proximity-sensing technology requires the installation of barriers, door sensors and magnetic locks. Prices per door range from $2,500 to over $5,000, with the average facility having anywhere between four and ten doors. Automatic door locks also create problems with existing fire alarms and fire regulations, for in the event of a fire, the proximity technology needs to be deactivated.

3. The Wander Watch system utilize 900 MHz spread spectrum radio frequency technology, a tamper-resistant anklet transmitter with a tamper alarm, and sells its products at a price below that charged by the competition.

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

MANUFACTURING AND ASSEMBLY

The Company manufacture all of its products in the U. S.
KimchuK Inc., the Company's primary contract manufacturer has many years of experience as an electronics manufacturer and designer. KimchuK manufacturers over 500 different products at its four plants located through out the east coast.

The Company's relationship with KimchuK allows it to reduce its production costs, to reduce its final testing costs and to reduce its personnel costs. The Company designs all of its products with automatic insertion and automatic testing in mind. This attention to detail enables KimchuK to manufacture and assemble the Company's products in the most cost-efficient manner, while maintaining accuracy in circuit board production and error-free transfer and component connections.

Product Warranties. The Company supports its products with a limited 1-year warranty which covers all defects in materials or workmanship. the Company will repair or replace defective units without charge to the consumers for labor or materials. The Company's service department acts as liaison between the customer and KimchuK and works aggressively to resolve any and all problems a customer may have with any of its products. The Company has not experienced a material level of product warranty claims for breakage or other defects.

FUTURE PRODUCTS

The Company continues to look for new ideas for development of new products. The Company believes that new products could represent a substantial new business for the Company.

GOVERNMENT REGULATION

The Company's facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. The Company is also subject to the Federal
Occupational Safety and Health Act and other laws and regulations effecting the safety and health of employees in the administrative and manufacturing areas of its facilities. The Company believes that is is in compliance in all material aspects with all applicable environmental and occupational safety regulations. The Company's radio frequency anklet transmitter are subject to FCC (Federal
Communications Commission) regulations, as are all radio frequency devices. The Company has obtained type approval #HCQ3B6WWT for the anklet transmitter and its products are in compliance with FCC rules Part 15.

ITEM 2. DESCRIPTION OF PROPERTIES.

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

GENERAL

     The Company's financial information for the two years ended December 31, 1996 and December 31, 1997, respectively, reflects the merger with Sloan Electronics, Inc. on December 5, 1997, which affected the Company's business and has a significant impact on the Company's results of operations and financial conditions.

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

RESULTS OF OPERATIONS

     A majority of the Company's revenues are derived from sales of electronic monitoring devices to the long term health care and criminal justice industry. Sales revenues are recognized when the products are shipped.

     Operating revenues increased by $100,834 (43%) for the fiscal year ended December 31, 1997 as compared to the fiscal year ended December 31, 1996.

     Gross profit for fiscal 1997 was $71,265, which represents a decrease of $16,666, or 19%, below the $87,931 gross profit recognized in fiscal 1996.
The decrease was due to the lowering in the unit price to a primary distributor and the Company will receive recurring payments on a percentage basis of this distributor's service revenue for a period of three years. The Company has not yet generated any revenue from recurring payments during fiscal 1997. Gross profit, as a percentage of operating revenue, decrease from 37.9% for fiscal 1996 to 21.4% for fiscal 1997. The decrease was due to the lowering in the unit price to a primary distributor. The cost of product sales rose from 62.1% for the year ended December 31, 1996 to 78.6% for the year ended December 31, 1997. The lowering in the unit price to a primary distributor and an increase in competition caused a decline in the Gross Profit Margin.

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

LIQUIDITY AND CAPITAL RESOURCES.

     Net cash provided from financing activities was $94,000 for the year ended December 31, 1997. Net proceeds of $44,000 was raised through private placement of common stock and $50,000 from borrowing.

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

                    See accountant's report

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

                    See accountant's report

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








                    See accountant's report

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


                   See accountant's report

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

(Increase) in Accounts Receivable             (   79,321  )
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

Net cash used in operations                   (  114,288  )
                                                 -------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Fixed Assets                      (    1,584  )

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loan                                50,000
Sale of Common Stock                              44,000
                                                  ------
Net cash provided from financing
activities                                        94,000
                                                  ------
Net decrease in cash                          (   21,872  )

Opening cash                                      25,808
                                                  ------
Closing cash                                      $3,936
                                                  ======
                    See accountant's report

                   SLOAN ELECTRONICS, INC.
              STATEMENT OF STOCKHOLDER'S EQUITY
            FOR THE YEAR ENDED DECEMBER 31, 1997


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





                   See accountant's report

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

Income Taxes

When Sloan Electronics was incorporated, it was formed as a subchapter S Corporation; passing through all income or loss directly to the shareholders. No provision for income taxes was needed. As of 7/1/96, the Corporation's board of directors voted to rescind its S election and is now a regular C Corporation. When the merge occured, the Delaware Corporation remained, and therefore will be filing its tax returns under the Federal ID number of the Delaware Corporation. For 1997, the Corporation incurred a loss, so no provision for income taxes is required.


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
Executive Officer
and Director

(1) Mr. Provost received an aggregate of 196,350 shares of common stock as part of total compensation during fiscal year 1997.

(2) Mr. Sloan has received $40,000 as of December 31, 1997. The balance of $20,000 is accrued and payable by the Company.

    In addition, the Company may award stock options to key employees, members of management, directors and consultants under stock option programs not yet adopted as bonuses based on service and performance.

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

(99.4)      Agreement with KingAlarm