Form 10QSB
period 1998-03-31
SLOAN ELECTRONICS INC /DE/
filed 1998-05-14
CIK 1022409

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              For the quarter ended  - March 31, 1998
                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from   to

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

          MAS Acquisition I Corp, 1710 E Division St, Evansville IN 47711 (Former name, former address and former fiscal year if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     YES [x] NO [ ]

     As of March 31, 1998, the Registrant has outstanding 9,412,939 shares of Common Stock, $.001 par value.

                   Documents Incorporated by Reference
        1. Form 8-K/A, filed with the Securities and Exchange
Commission on March 18, 1998.
        2. Form 10-KSB/A, filed with the Securities and Exchange
Commission on April 7, 1998
        3. Form 8-K/A, filed with the Securities and Exchange
Commission on April 20, 1998.

THIS QUARTERLY REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARDLOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS QUARTERLY REPORT AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY, WITH RESPECT TO
(I)THE COMPANY'S PRODUCT DEVELOPMENT AND FINANCING PLANS, (II) TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION OR RESULTS OF OPERATIONS,
(III)THE IMPACT OF COMPETITION AND (IV)THE EXPANSION OF CERTAIN OPERATIONS. ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

                           Sloan Electronics, Inc.
                                Form 10-QSB
              Quarterly Report, period ended March 31, 1998

                                        INDEX
                                                     page number
PART I             Financial Information
Item 1.    Financial Statements

Accountants' Compilation Report                      2

Balance Sheets                                       3

Statements Of Operations                             4

Statement Of Changes In Stockholders' Equity         5

Statements Of Cash Flows                             6

Notes to Financial Statements                        8

Item 2.   Management's discussion and analysis of
   financial conditions and results of operations.   9

Part II.  Other Information

May 5, 1998



TO BOARD OF DIRECTORS
Sloan Electronics, Inc.
Sarasota, Florida




We have compiled the accompanying balance sheets of Sloan Electronics, Inc., as of March 31, 1998 and December 31, 1997, the related statement of changes in stockholders' equity for the periods then ended, and the statements of operations and cash flows for the three month periods ended March 31, 1998 and 1997, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

Management has elected to omit substantially all of the disclosures required by generally accepted accounting principles. If the omitted disclosures were included in the financial statements, they might influence the user's conclusions about the Company's financial position, results of operations, and cash flows. Accordingly, these financial statements are not designed for those who are not informed about such matters.

Bobbitt, Pittenger & Company, P.A.


Certified Public Accountants

Part I Financial Information
Item 1. Financial Statements


                      SLOAN ELECTRONICS, INC.

                         BALANCE SHEETS





                                          March  31,           Dec. 31
                                             1998                1997
ASSETS
CURRENT ASSETS
Cash and cash equivalents                   $24,388           $ 3,936
Accounts receivable                          52,765            89,732
Inventory                                     5,151            10,151
Prepaid expenses & other current assets       8,562
Due from officer                             33,565            33,565
                                            _______          ________
TOTAL CURRENT ASSETS                        124,431           137,384

PROPERTY AND EQUIPMENT
Computer equipment                            4,638             3,735

Less accumulated depreciation                (2,031)           (1,848)
                                           ________           _______
                                              2,607             1,887
OTHER ASSETS AND INTANGIBLES
Research and development, (less accumulated
amortization of $23,094 and $21,315)         47,956            49,735
Deferred offering costs, (less of $23,164
and accumulated amortization of $21,385)     35,886            49,897
                                            _______            ______
                                             83,842            99,632

                                           $ 210,880        $ 238,903
                                           =========        =========






See accountants' compilation report and notes to financial statements.

                                          March 31,       Dec.31,
                                             1998          1997

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
Accounts payable                       $ 102,301          $ 124,586
Accrued expenses                          21,530             21,530
                                        _________           _______
TOTAL CURRENT LIABILITIES                         123,831            146,116

OTHER LIABILITIES
Interest payable                          43,050             36,384
Due to stockholders                      160,000            160,000
Due to other                              15,000             15,000
                                          ______            _______
TOTAL OTHER LIABILITIES                           218,050            211,384
                                                  _______            _______
TOTAL LIABILITIES                                 341,881            357,500

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value
20,000,000 shares authorized
none issued or outstanding
Common stock, $.001 par value,
80,000,000 shares authorized,
9,412,389 shares issued and outstanding  279,017            278,792
Paid-in capital                          230,717            165,942
Retained earnings (deficit)             (640,735)          (563,331)
                                         ________           _______

TOTAL STOCKHOLDERS' EQUITY                       (131,001)          (118,597)
                                                  ________           _______
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $ 210,880          $ 238,903
                                                 ==========        =========























                      SLOAN ELECTRONICS, INC.

                     STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED



                                                March 31,
                                         1998              1997
REVENUE                                 $ 13,854        $27,732

COST OF GOODS SOLD                         4,846         16,117
                                          ______         ______
GROSS PROFIT                               9,008         11,615

EXPENSES
Selling                                       67          5,893
General and administrative                86,345         61,498
                                         _______          _____
                                          86,412         67,391

NET LOSS                                $(77,404)       $(55,776)
                                        =========       ========
NET LOSS PER COMMON SHARE             $  (.009)       $  (.006)




See accountants' compilation report and notes to financial statements.

                         SLOAN ELECTRONICS, INC.

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                Common Stock        Paid-in       Retained
                Shares    Amount    Capital       Earnings   Total
BALANCE,
Dec 31, 1997  9,187,389  $278,792    $165,942  $(563,331)    $(118,597)


SALE OF COMMON
STOCK           225,000       225      64,775                 65,000


NET LOSS                                         (77,404)     (77,404)
              _______      ______     ______     ________     ________

BALANCE,
Mar 31, 1998 9,412,389   $279,017   $230,717    $(640,735)  $(131,001)












See accountants' compilation report and notes to financial statements.

                        SLOAN ELECTRONICS, INC.

                       STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED

                                               March 31,
                                           1998        1997

CASH FLOWS USED BY OPERATING ACTIVITIES
NET LOSS                                $(77,404)       $( 55,776)

ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH USED BY OPERATING ACTIVITIES
Depreciation and amortization              3,741
Decrease in accounts receivable           36,967         (13,236)
Decrease in inventory                      5,000
Decrease in prepaid expenses               3,670
Decrease in accounts payable             (22,285)         36,895
Increase in interest payable               6,666
                                          _______
NET CASH USED BY OPERATING ACTIVITIES     (43,645)        (32,117)
                                          _______         _______

CASH FLOWS USED BY INVESTING ACTIVITIES
Purchase of property and equipment           (903)
                                          _______
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock                       65,000           8,500
                                          _______         ________

NET CASH PROVIDED BY FINANCING ACTIVITIES  65,000
                                          _______

NET INCREASE IN CASH AND CASH EQUIVALENTS  20,452         (23,617)

CASH AND CASH EQUIVALENTS,
 beginning of year                          3,936          25,867

CASH AND CASH EQUIVALENTS,
 end of year                             $ 24,388       $   2,250
                                          ========         ======
SUPPLEMENTAL DISCLOSURE:
Non cash financing activities:
Issuance of common stock for services   $                 $ 8,500
                                         =========        =======
Interest paid                            $    562         $
                                          ========

See accountants' compilation report and notes to financial statements.

                   SLOAN ELECTRONICS, INC.

                NOTES TO FINANCIAL STATEMENTS
             FOR THE PERIOD ENDED MARCH 31, 1998



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Sloan Electronics, Inc. was incorporated in the state of Florida in July, 1993.

The Corporation designs, manufactures and markets electronics monitoring equipment primarily for the criminal justice industry and the long term health care industry.

On November 18, 1997 an agreement of merger between MAS Acquisition I Corp., a Delaware corporation, incorporated July, 1996, and Sloan Electronics, Inc., a Florida corporation, was made and entered into. The two corporations merged into a single corporation, in which the Florida corporation ceased to exist, however the name of Sloan Electronics, Inc. will remain for the merge. The outstanding shares of the Florida corporation were converted as follows:

One (1) share of Florida corporation into 2.31 shares of the Delaware corporation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable

As of March 31, 1998, all amounts in accounts receivable are considered collectible and no allowance for doubtful accounts has been recorded.

Property, Plant and Equipment

Property, plant, and equipment are recorded at cost. Depreciation and amortization are computed using straight-line and accelerated methods. The company expenses maintenance and repairs as the costs are incurred.




Income Taxes

When Sloan Electronics was incorporated, it was formed as a subchapter S corporation. As of July 1996, the Board of Directors voted to rescind its S election and is now a regular C corporation. When the merger occurred, the Delaware Corporation remained, and therefore, will be filing its tax returns under the Federal ID number of the Delaware Corporation.

                      SLOAN ELECTRONICS, INC.

                  NOTES TO FINANCIAL STATEMENTS




NOTE B - PARTNERS' CAPITAL

For the period ended March 31, 1998, (after the merger), there was 100,000,000 shares of stock authorized; (80,000,000 common shares and 20,000,000 preferred shares). Of these shares, there were 9,252,389 shares of common stock and 0 shares of preferred stock issued and outstanding. The common stock of the Sloan shareholders of 3,561,000 shares were converted into 8,227,070 shares of the merged company. The original shareholders of MAS Acquisition I Corp. retained 10% of the shares outstanding at the merge date of 9,141,189 for a total of 914,119. Prior to the merger, MAS Acquisition I Corp. gifted 100 shares each to 31 non-U.S. persons for a total of 3,100 shares. MAS Financial Corp. transferred 45,551 shares to two individuals for a total of 91,102 shares leaving MAS Financial Corp. with a total of 819,917 shares. This transaction was done solely by MAS Financial Corp. and does not affect Sloan Electronics, Inc. and is provided solely for information purposes only.


NOTE C - RELATED PARTIES

There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to
Item 404 of Regulation S-B.


NOTE D - COMMITMENTS AND CONTINGENCIES

As of March 31, 1998, there are no liens, judgements or claims against the corporation.

Part I.  Item 2. Description of business and management's discussion

GENERAL

Sloan Electronics, Inc. (the "Company") designs, manufacturers and markets electronic monitoring equipment primarily for the criminal justice industry and the long-term health care industry. The Company markets its house arrest monitoring equipment through its in-house marketing department, and currently distributes its products through national service providers. The Company's medical division has distribution agreements with Response USA, a distributor of personal emergency response systems and with King Alarm, a security product distributor.

The Company's revenue consist primarily from product sales. Based on a written agreement, the Company will receive recurring payments from Response USA based on a percentage of their service revenue. During first quarter of 1998 the Company has not yet generated any revenue from recurring payments.

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

The concept behind the Company's product line is that each product is able to stand alone, without after-market equipment such as door sensors or additional custom wiring, yet each product is integratable with anumber of pre-existing computer software programs. This philosophyof integration makes the Company's SEI Alert products and Wander Watch products more attractive to institutional consumers.

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

The Wander Watch Products. The Company views its corporate role as that of developer, designer and manufacturer. To that end, the Company has negotiated and signed contracts with Response USA and King Alarm to distribute its Wander Alert detection equipment. Response USA leases the systems to individuals and home care agencies and offers central station monitoring of the Wander Watch Alert 24 units for an additional monthly fee. The company has a recurring revenue sharing arrangement with Response USA.
To date, the Company has not received any income from recurring monthly fees. Response USA has four regional offices servicing all 50 states and markets to home care agencies, hospitals, adult day care facilities, as well as individuals. Response USA receives payment for the Wander Watch system both from end users and various state and local agencies. Currently reimbursements include Milwaukee, Pennsylvania, Department of Aging waiver program, Rhode Island Department of Aging, partial reimbursement from local California programs and partial reimbursement from New York local programs. Reimbursement is pending in Massachusetts, and Response USA is seeking other state and local agencies to approve the systems for reimbursement. There is no assurance that other reimbursements will be obtained or those in place will continue. Response
USA also receives referrals from the National Alzheimer Association and participates in their Safe Return program. King Alarm has name recognition throughout the security industry, and is a major supplier for security experts and consultants, with ten regional warehouse sales centers.
King Alarm sponsors over 200 New Horizons technical and sales training seminars annually, and hosts the King Alarm Expo, a two-day trade exposition annually.

Advertising. The Company advertises in trade publications specific to the markets it manufacturers products for, and in journals which test its products and publish company-by-company product comparisons. The Company is constantly seeking out innovative ways to build name recognition within the industries in which it competes, as well as to create public awareness for its product line.

COMPETITION

The Company competes in a number of niche markets, which the Company believes will continue to grow.

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

3. With competitors' equipment, the "window" from the time an offender steps outside the range setting until he is detected as being outside the range setting varies from 6 to 30 minutes. With some systems, an offender is able to leave his residence for that period of time and return undetected. The SEI Alert 24 system greatly improves performance and offers an exclusive 1 minute radio frequency window.

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

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS.

     The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein, and in conjunction with the Balance Sheet at December 31, 1997 and Income Statement for the year ended December 31, 1997 contained in the Company's Annual Report 10-KSB incorporated herein by reference, and is qualified in its entirety by reference to such financial statements.


GENERAL

     The Company's financial information for the two years ended December 31, 1996 and December 31, 1997, and for the first quarter ended March 31, 1998, respectively, reflects the merger of MAS Acquisition I Corp. with Sloan Electronics, Inc. on December 5, 1997, which affected the Company's business and has a significant impact on the Company's results of operations and financial condition.

     As result of an Agreement of Merger (the "Agreement") between the Company and Sloan Electronics, Inc. ("Sloan"), Sloan has merged into the Company and the Company has changed its name to Sloan
Electronics, Inc. Pursuant to the terms of the merger Agreement, 3,561,500 shares of Common Stock of Sloan was converted into 8,227,070 shares of Common Stock of the Company at the conversion rate of 2.31. In addition, the Company has accepted the return of, and canceled, 7,680,083 shares of Common Stock issued to MAS Financial Corp. and issued 91,102 shares of Common Stock as finder's fee, which was paid by MAS Financial Corp.

RESULTS OF OPERATIONS

     A majority of the Company's revenues are derived from sales of electronic monitoring devices to the long term health care and criminal justice industry. Sales revenues are recognized when the products are shipped.

     Operating revenues decreased by $13,878 (50%) for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997. The decrease is due in part to a major distributor (Response USA) taking delivery of approximately 500 units of WanderWatch Alert
24 systems in December of 1997 in anticipation of their first quarter needs.

     Gross profit for the first quarter of 1998 decreased 22.4% to $9008 compared to $11,615 for the first quarter of 1997.
The decrease is due in part to a higher percentage of sales of spares and parts, which have a lower markup.

Selling, general and administrative expenses were $86,412 in the first quarter of 1998, compared to $67,391 for the first quarter of 1997. This represents an increase of $19,021 or 28.2%, over selling, general and administrative expenses for the first quarter of 1997. The increase is in part due to increased insurance costs, interest costs, professional fees, commissions, and contract services and expenses involved with the merger of Sloan Electronics Inc. (FL) with MAS
Acquisition I Corp., becoming Sloan Electronics Inc. (DE). Sales and marketing expenses declined from $5893 for the quarter ended March 31,1997 to $67 for the first quarter of 1998, for a decrease of $5,826 or 99%. Sales and marketing expenses declined due to the Company's strategy to grow by working closely with major distributors who absorb sales and marketing costs. General and administrative expenses rose from $61,498 for the first quarter of 1997 to $86,345 in the first quarter of 1998, representing an increase of $24,847 or 40.4%. The increase in general and administrative expenses was caused by increased insurance costs, interest costs, professional fees and contract services and are in part due to expenses involved with the merger of Sloan Electronics Inc. (FL) with MAS Acquisition I Corp., becoming Sloan Electronics Inc. (DE).

     The net loss for the quarter ending March 31, 1998 was $77,404, or $0.009 per share based on 9,412,389 shares outstanding, as compared to a net loss for the first quarter of 1997 of $55,776, or $0.006 per share. The net loss for the period is primarily attributed to insufficient level of revenue generated by the Company.

LIQUIDITY AND CAPITAL RESOURCES.

     Net cash provided from financing activities was $65,000 for the quarter ended March 31, 1998, raised through private placement of common stock.

     The Company has no material commitments for capital expenditures during the next quarter and believes that its current cash and working capital position and future income from operations will be sufficient to meet its cash and working capital needs.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities

None

Item 3. Defaults.

None

Item 4. Submission Of Matters To A Vote Of Security Holders.

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

   1. Form 8-K/A, filed with the Securities and Exchange Commission on March 18, 1998.
   2. Form 8-K/A, filed with the Securities and Exchange Commission on April 20, 1998

                               Signatures
   In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SLOAN ELECTRONICS, INC.

Dated May 14, 1998
                                             By: /s/ Paul Sloan
                                              Paul Sloan
                                              President and CEO

                                             By: /s/ Larry Provost
                                              Larry Provost
                                              Chairman and CFO