Form 10QSB
period 1998-06-30
SLOAN ELECTRONICS INC /DE/
filed 1998-08-14
CIK 1022409

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              For the quarter ended  - June 30, 1998
                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from   to

                           Commission file number 0-28772
                              SLOAN ELECTRONICS, INC.
               (Name of Small Business Issuer in its charter)

                Delaware                                  35-1990559
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification Number)

     1715 Stickney Pt. Rd., Sarasota, Florida                  34231
     (Address of principal executive offices)                (Zip Code)

     Registrant's telephone number, including area code: (941) 349-6583

      Sloan Electronics, Inc., 2527 Monterey St., Sarasota FL 34231 (Former name, former address and former fiscal year if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     YES [x] NO [ ]

     As of June 30, 1998, the Registrant has outstanding 10,635,249 shares of Common Stock, $.001 par value.

                   Documents Incorporated by Reference
        1. Form 10-KSB/A, filed with the Securities and Exchange Commission on April 7, 1998
        2. Form DEF-14A, filed with the Securities and Exchange Commission on April 10, 1998.
        3. Form 8-K/A, filed with the Securities and Exchange Commission on April 20, 1998.
        4. Form 10-QSB, filed with the Securities and Exchange Commission on May 14, 1998.

THIS QUARTERLY REPORT CONTAINS STATEMENTS WHICH CONSTITUTE
FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS QUARTERLY REPORT AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY, WITH RESPECT TO
(I)THE COMPANY'S PRODUCT DEVELOPMENT AND FINANCING PLANS, (II) TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION OR RESULTS OF OPERATIONS,
(III)THE IMPACT OF COMPETITION AND (IV)THE EXPANSION OF CERTAIN OPERATIONS. ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

                           Sloan Electronics, Inc.
                                Form 10-QSB
              Quarterly Report, period ended June 30, 1998

                                        INDEX
                                                     page number
PART I             Financial Information
Item 1.    Financial Statements

Accountants' Compilation Report                      2

Balance Sheets                                       3

Statements Of Operations                             5

Statement Of Changes In Stockholders' Equity         6

Statements Of Cash Flows                             7


Item 2.   Management's discussion and analysis of
   financial conditions and results of operations.   8

Part II.  Other Information

July 5, 1998



TO THE BOARD OF DIRECTORS
Sloan Electronics, Inc.
Sarasota, Florida




We have compiled the accompanying balance sheets of Sloan Electronics, Inc., as of June 30, 1998 and December 31, 1997, the related statement of changes in stockholders' equity for the periods then ended, and the statements of operations for the three and six month periods ended June 30, 1998 and 1997, and cash flows for the six month period ended June 30, 1998 and 1997, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

Bobbitt, Pittenger & Company, P.A.


Certified Public Accountants

Part I Financial Information
Item 1. Financial Statements


                      SLOAN ELECTRONICS, INC.

                         BALANCE SHEETS





                                          June  30,           Dec. 31
                                             1998                1997
ASSETS
CURRENT ASSETS
Cash and cash equivalents                   $31,487           $ 3,936
Accounts receivable                          16,766            89,732
Inventory                                    25,659            10,151
Due from officer                             33,565            33,565
                                            _______          ________
TOTAL CURRENT ASSETS                        107,477           137,384

PROPERTY AND EQUIPMENT
Computer equipment                            4,638             3,735

Less accumulated depreciation                (2,312)           (1,848)
                                           ________           _______
                                              2,326             1,887
OTHER ASSETS AND INTANGIBLES
Research and development, (less accumulated
amortization of $28,420 and $21,315)         42,630            49,735
Deferred offering costs, (less of $28,513
and accumulated amortization of $21,385)     42,769            49,897
                                            _______            ______
                                             85,399            99,632

                                           $195,202         $ 238,903
                                           =========        =========






               See accountants' compilation report.

                                           June 30,      Dec.31,
                                             1998          1997

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                       $  92,813          $ 124,586
Accrued expenses                          21,530             21,530
                                        _________           _______
TOTAL CURRENT LIABILITIES                114,343            146,116

Interest payable                          47,901             36,384
Due to stockholders                      150,000            160,000
Due to other                              15,000             15,000

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value
20,000,000 shares authorized
none issued or outstanding
Common stock, $.001 par value,
80,000,000 shares authorized,
10,635,249 shares issued and             280,240            278,792
outstanding, or subscribed
Paid-in capital                          392,577            165,942
Stock subscriptions receivable           (60,000)
Retained earnings (deficit)             (744,859)          (563,331)
                                         ________           _______

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)    (132,042)          (118,597)
                                         ________           _______
TOTAL LIABILITIES & STOCKHOLDERS'      $ 195,202          $ 238,903
EQUITY (DEFICIT)                         ==========        =========


                      SLOAN ELECTRONICS, INC.

                     STATEMENTS OF OPERATIONS



                   6 months   3 months   6 months     3 months
                    ended      ended      ended         ended
                      June 30, 1998          June 30, 1997

REVENUE           $ 37,886    $ 24,032    $ 42,125     $ 14,393

COST OF GOODS       19,924      15,078      35,961       19,843
SOLD                ______      ______      ______       ______
GROSS PROFIT        17,962       8,954       6,164       (5,450)

EXPENSES
Selling                970         903      12,810        6,917
General and        198,520     111,711     129,936       76,938
administrative    ________     ________    _______      ________                                          86,412         67,391
                   199,490     112,614     142,746       83,855

NET LOSS          (181,528)   (103,660)   (136,582)     (89,305)
                ==========    ==========   =========     ========
NET LOSS PER
COMMON SHARE     $(.019)        $(.010)     $(.042)      $(.028)




                See accountants' compilation report.

                         SLOAN ELECTRONICS, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                    Stock
                     Common Stock        Paid-in   Subscriptions    Retained
                     Shares    Amount    Capital    Receivable     Earnings   Total
BALANCE,
Dec 31, 1997      9,187,389   $278,792    $165,942               $(563,331)    $(118,597)

prior period
adjustment            2,310          2         (2)

Restated
Balance            _________   ________  _________   _________    _________   ___________
Dec 31, 1998       9,189,699   278,794     165,940                (563,331)     (118,597)

SALE OF COMMON
STOCK                225,000       225      64,775                                65,000

Stock issued
for services         110,550       111      10,889                                11,000

Stock subscribed
in connection with
a private placement
offering           1,000,000     1,000      99,000   (60,000)                     40,000

Stock issued upon
conversion of
note payable        110,000        110      51,973                                52,083

NET LOSS                                                          (181,528)     (181,528)
                    ________   _______    ________   ________    _________      ________
BALANCE,
June 30, 1998     10,635,249  $280,240    $392,577  $(60,000)    $(744,859)    $(132,042)
1998












                 See accountants' compilation report.

                        SLOAN ELECTRONICS, INC.

                       STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED

                                                 June 30,
                                           1998           1997

CASH FLOWS USED BY OPERATING ACTIVITIES
NET LOSS                               $(181,528)      $(136,582)

ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH USED BY OPERATING ACTIVITIES
Depreciation and amortization             14,697            7,462
Noncash disbursements                     11,000
Decrease in accounts receivable           72,966            2,341
Decrease in inventory                                      13,365
(Decrease) increase in accounts
payable and accrued expenses             (31,773)          60,353
Increase in interest payable              13,600            7,829
Increase in inventory                    (15,508)
                                          _______         ________
NET CASH USED BY OPERATING ACTIVITIES   (116,546)         (45,232)
                                         _________        ________


CASH FLOWS USED BY INVESTING ACTIVITIES
Purchase of property and equipment          (903)
                                           _______
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock                      105,000           20,000

Borrowing from an individual               40,000
                                          _______          ________

NET CASH PROVIDED BY FINANCING ACTIVITIES 145,000           20,000
                                          _______         _________

NET INCREASE IN CASH AND CASH EQUIVALENTS  27,551          (25,232)

CASH AND CASH EQUIVALENTS,
 beginning of period                        3,936           25,867

CASH AND CASH EQUIVALENTS,
 end of period                           $ 31,487       $      635
                                          ========           ======
SUPPLEMENTAL DISCLOSURE:
Non cash financing activities:
Issuance of common stock for services   $  11,000           $ 8,500
                                         =========           =======
Interest paid                            $    562         $
                                          ========

                    See accountants' compilation report.

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

The Company's revenue consist primarily from product sales. Based on a written agreement, the Company will receive recurring payments from Response USA based on a percentage of their service revenue. During second quarter of 1998 the Company has not yet generated any revenue from recurring payments.

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

The SEI Alert 24 Chain Gang / Work Release Departure Alert
System. Each inmate is fitted with an anklet transmitter.
A single guard mans the portable programmable receiver unit which alerts the officer in the event that an offender, or group of offenders, leaves the general area. The system is is currently in Beta test at several sites.

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

The SEI Alert 24 Automated Check In System. A kiosk for the criminal justice industry to facilitate the "day reporting" of criminals on probation or parole. Client is verified using hand print technology, listens to a specific message from the parole officer and replies using a telephone handset and tone pad. The system can collect restitution money and issues a receipt to the offender showing check in details and payments. The system interfaces with a computer that can generate various reports. As a case management tool it assists a parole officer in managing the growing number of inmates released into supervision programs. It is currently in field trial in Washington state for the Department of Corrections. The
Company is pursuing license agreements with several prospective customers.

INDUSTRY BACKGROUND

The Corrections Industry. The Justice Department's Bureau of Justice Statistics reported that the number of state and federal prison inmates grew by a record 89,707 during the previous 12 month period ending June 30, 1995. This is the largest annual increase in history and is equivalent to adding 1,725 new beds to the nation's prison system each week.

The United States currently locks up a greater share of its residents than any other nation. According to the US Department of Justice Bureau of Statistics, at year end 1996, 5.5 million people were on probation, in jail or prison, or on parole; this represents 2.8% of all US adult residents. As of June 30, 1995, there were 1,004,608 state prison inmates, up 9.1%, and 99,466 federal inmates, up 6.1%. The annual average increase in the prison population since 1980 has been 8.7% per year.

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

The Company believes that the long-term healthcare segment of the medical industry is growing. The US Administration on Aging analysts expect as many as 14.3 million cases of Alzheimer's disease by the year 2040 compared to 3.8 million in 1990. The Company also believes that the home-care segment of the healthcare market is growing at a steady rate. The National
Center for Health Statistics cites "efforts to control costs" as "one reason for the massive growth in the home health care industry." In 1994 there was an estimated 10,900 home care agencies, a 30% increase over 1992 numbers. Currently there is an estimated 22,000 home care agencies. The Company believes that the huge costs associated with institutionalized care, along with its impersonal nature, makes at-home care an important option for many families. Of the 4 million currently diagnosed with Alzheimer's, an estimated 3 million live at home. The Wander
Watch Alert 24 Single Patient System is specifically designed to meet the needs of Alzheimer's patients and patients with related medical disorders, who are cared for at home.

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

COMPETITION

The Company competes in a number of niche markets, which the Company believes that it will continue to grow.

House Arrest Market. The Company's competitors within the criminal justice market include BI Incorporated and Strategic Technologies, Inc. Although all of the companies manufacturing house arrest products base their products on similiar principles, management believes that the Company has competitive advantages over its competitors within this industry.

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


              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS.

     The following discussion should be read in conjunction with the information contained in the financial statements of the Company appearing elsewhere herein, and in conjunction with the Balance Sheet at December 31, 1997 and Income Statement for the year ended December 31, 1997 contained in the Company's Annual Report 10-KSB incorporated herein by reference, and in conjunction with the Company's Quarterly Report 10-QSB for the quarter ended March 31, 1998 incorporated herein by reference, and is qualified in its entirety by reference to such reports and financial statements.


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

     Operating revenues decreased by $4,239 (10%) for the six months ended June 30, 1998 as compared to the six months ended June 20, 1997. The decrease is due in part to a major distributor (Response USA) taking delivery of approximately 500 units of WanderWatch Alert 24 systems in December of 1997 in anticipation of their needs.

     Gross profit for the six months ended June 30, 1998 increased 291% to $17,962 compared to $6164 for the first half of 1997. The increase is due in part to a change in the mix of products sold and their relative markups.

Selling, general and administrative expenses were $112,614 in the second quarter of 1998, compared to $83,855 for the second quarter of 1997. This represents an increase of $28,759 or 34.2%, over selling, general and administrative expenses for the second quarter of 1997. The increase is in part due to increased insurance costs, interest costs, professional fees, commissions, and contract services and expenses involved with the merger of Sloan Electronics Inc. (FL) with MAS
Acquisition I Corp., becoming Sloan Electronics Inc. (DE), a reporting company. Sales and marketing expenses declined from $12810 for the quarter ended June 30, 1997 to $970 for the second quarter of 1998, for a decrease of $11840 or 92.5%. Sales and marketing expenses declined due to the Company's strategy to grow by working closely with major distributors who absorb sales and marketing costs. General and administrative expenses rose from $76,938 for the second quarter of 1997 to $111,711 in the second quarter of 1998, representing an increase of $34,773 or 45%.
The increase in general and administrative expenses was caused by increased insurance costs, interest costs, professional fees and contract services and are in part due to expenses involved with the merger of Sloan Electronics Inc. (FL) with MAS Acquisition I Corp., becoming Sloan Electronics Inc. (DE), a reporting company.

     The net loss for the quarter ending June 30, 1998 was $103,660, or $0.01 per share based on 10,635,249 shares outstanding, as compared to a net loss for the second quarter of 1997 of $89,305, or $0.028 per share. The net loss for the period is primarily attributed to insufficient level of revenue generated by the Company.

LIQUIDITY AND CAPITAL RESOURCES.

     Net cash provided from financing activities was $145,000 for the six months ended June 30, 1998, raised through private placement of common stock and borrowing.

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

None

Item 3. Defaults.

None

Item 4. Submission Of Matters To A Vote Of Security Holders.

The Annual Meeting of the Shareholders (the Annual Meeting) was held on May 16, 1998. The following actions were taken at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The Company's proxy statement DEF-14A is incorporated herein by reference.

    1. The following five nominees proposed by the Board of Directors were elected as directors by the following votes:

     Name               For            Witheld
_____________        _________        __________
Larry  Provost      6,541,611             0
Paul Sloan          6,541,611             0
Lester Cohen        6,541,611             0
Mike Solomon        6,541,611             0
James Vondra        6,541,611             0

    2. A proposal to ratify the selection of Bobbitt, Pittenger and Company PA as independent public accountants for the year ending Dec. 31, 1998 was approved by a vote of 6,044,828 for versus 0 Against. There were 496,783 abstentions and no broker non-votes.
    3. A proposal to ratify the 1998 Stock Option Plan was approved by 6,044,828 for versus 0 against. There were 496,783 abstentions and no broker non-votes.
    4. A Shareholders' resolution to ratify and approve all acts of the Officers and Board of Directors since the last annual meeting was approved by a vote of 6,541,611 for versus 0 Against. There were no abstentions and no broker non-votes.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

   1. Form 8-K/A, filed with the Securities and Exchange Commission on April 20, 1998


                               Signatures
   In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SLOAN ELECTRONICS, INC.

Dated August 14, 1998
                                             By: /s/ Paul Sloan
                                              Paul Sloan
                                              President and CEO

                                             By: /s/ Larry Provost
                                              Larry Provost
                                              Chairman and CFO