Form 10QSB/A
period 1998-03-31
SLOAN ELECTRONICS INC /DE/
filed 1998-08-20
CIK 1022409

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB/A
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              For the quarter ended  - March 31, 1998
                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from   to

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

THIS QUARTERLY REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARDLOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS QUARTERLY REPORT AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY, WITH RESPECT TO
(I)THE COMPANY'S PRODUCT DEVELOPMENT AND FINANCING PLANS, (II) TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION OR RESULTS OF OPERATIONS,
(III)THE IMPACT OF COMPETITION AND (IV)THE EXPANSION OF CERTAIN OPERATIONS. ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFERMATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

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

Bobbitt, Pittenger & Company, P.A.


Certified Public Accountants

Part I Financial Information
Item 1. Financial Statements


                      SLOAN ELECTRONICS, INC.

                         BALANCE SHEETS





                                          March  31,           Dec. 31
                                             1998                1997
ASSETS
CURRENT ASSETS
Cash and cash equivalents                   $24,388           $ 3,936
Accounts receivable                          52,765            89,732
Inventory                                     5,151            10,151
Prepaid expenses & other current assets       8,562
Due from officer                             33,565            33,565
                                            _______          ________
TOTAL CURRENT ASSETS                        124,431           137,384

PROPERTY AND EQUIPMENT
Computer equipment                            4,638             3,735

Less accumulated depreciation                (2,031)           (1,848)
                                           ________           _______
                                              2,607             1,887
OTHER ASSETS AND INTANGIBLES
Research and development, (less accumulated
amortization of $23,094 and $21,315)         47,956            49,735
Deferred offering costs, (less of $23,164
and accumulated amortization of $21,385)     35,886            49,897
                                            _______            ______
                                             83,842            99,632

                                           $ 210,880        $ 238,903
                                           =========        =========






See accountants' compilation report and notes to financial statements.

                                           March31,       Dec.31,
                                             1998          1997

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                       $ 102,301          $ 124,586
Accrued expenses                          21,530             21,530
                                        _________           _______
TOTAL CURRENT LIABILITIES                         123,831            146,116

OTHER LIABILITIES
Interest payable                          43,050             36,384
Due to stockholders                      160,000            160,000
Due to other                              15,000             15,000
                                          ______            _______
TOTAL OTHER LIABILITIES                           218,050            211,384
                                                  _______            _______
TOTAL LIABILITIESS                                341,881            357,500

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value
20,000,000 shares authorized
none issued or outstanding
Common stock, $.001 par value,
80,000,000 shares authorized,
9,412,389 shares issued and outstanding  279,017            278,792
Paid-in capital                          230,717            165,942
Retained earnings (deficit)             (640,735)          (563,331)
                                         ________           _______

TOTAL STOCKHOLDERS' EQUITY                       (131,001)          (118,597)
                                                  ________           _______
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $ 210,880          $ 238,903
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




NOTE B - SHAREHOLDERS' EQUITY

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

                                          SLOAN ELECTRONICS, INC.

Dated July 27, 1998
                                             By: /s/ Paul Sloan
                                              Paul Sloan
                                              President and CEO

                                             By: /s/ Larry Provost
                                              Larry Provost
                                              Chairman and CFO