Form 10QSB
period 1998-09-30
SLOAN ELECTRONICS INC /DE/
filed 1998-11-13
CIK 1022409

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              For the quarter ended  - September 30, 1998
                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from   to

                           Commission file number 0-28772
                              SLOAN ELECTRONICS, INC.
               (Name of Small Business Issuer in its charter)

                Delaware                                35-1990559
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)              Identification Number)

     1751 Stickney Pt,. Rd, Sarasota FL                        34231
     (Address of principal executive offices)                (Zip Code)

     Registrant's telephone number, including area code:(941)349-6583

                2527 Monterey St. Sarasota FL 34231
(Former name, former address and former fiscal year if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     YES [x] NO [ ]

     As of September 30, 1998, the Registrant has outstanding
10,635,249 shares of Common Stock, $.001 par value.

                   Documents Incorporated by Reference
        1. Form 10-KSB/A, filed with the Securities and Exchange Commission on April 7, 1998.
        2. Form 10-QSB, for the first quarter 1998 filed with the Securities and Exchange Commission on May 15, 1998.
        3. Form 10-QSB/A, for the second quarter 1998 filed with the Securities and Exchange Commission on August 21, 1998.

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

                           Sloan Electronics, Inc.
                                Form 10-QSB
              Quarterly Report, period ended September 30, 1998

                                        INDEX
                                                     page number
PART I             Financial Information
Item 1.    Financial Statements

Accountants' Compilation Report                      2

Balance Sheets                                       3

Statements Of Operations                             4

Statement Of Changes In Stockholders' Equity         5

Statements Of Cash Flows                             6


Item 2.   Management's discussion and analysis of
   financial conditions and results of operations.   7

Part II.  Other Information

Oct. 28, 1998



TO THE BOARD OF DIRECTORS
Sloan Electronics, Inc.
Sarasota, Florida




We have compiled the accompanying balance sheets of Sloan Electronics, Inc., as of September 30, 1998 and December 31, 1997, the related statement of changes in stockholders' equity for the periods then ended, and the statements of operations for the three and nine month periods ended September 30, 1998 and 1997 and cash flows for the nine month periods ended September 30, 1998 and 1997 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

Bobbitt, Pittenger & Company, P.A.


Certified Public Accountants

Part I Financial Information
Item 1. Financial Statements


                      SLOAN ELECTRONICS, INC.

                         BALANCE SHEETS





                                          Sept. 30             Dec. 31
                                             1998                1997
ASSETS
CURRENT ASSETS
Cash and cash equivalents                   $26,667           $ 3,936
Accounts receivable                          45,906            89,732
Inventory                                    20,545            10,151
Due from officer                             33,565            33,565
                                            _______          ________
TOTAL CURRENT ASSETS                        126,683           137,384

PROPERTY AND EQUIPMENT
Computer equipment                            4,638             3,735

Less accumulated depreciation                (2,544)           (1,848)
                                           ________           _______
                                              2,094             1,887
OTHER ASSETS AND INTANGIBLES
Research and development, (less accumulated
amortization of $31,973 and $21,315)         39,076            49,735
Deferred offering costs, (less accumulated
accumulated amortization of $30,243 and      41,040            49,897
$21,385)                                    _______            ______
                                             80,118            99,632

                                          $ 208,880         $ 238,903
                                          =========         =========






See accountants' compilation report.

                                           Sept. 30       Dec.31,
                                             1998          1997

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                       $ 118,456          $ 124,586
Accrued expenses                          21,530             21,530
                                        _________           _______
TOTAL CURRENT LIABILITIES                139,986            146,116

Interest payable                          54,319             36,384
Due to stockholders                      160,000            160,000
Due to other                              15,000             15,000

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value
20,000,000 shares authorized
none issued or outstanding
Common stock, $.001 par value,
80,000,000 shares authorized,
shares issued and outstanding,
10,635,249 at Sept. 30, 1998
and 9,189,699 at Dec. 31, 1997           280,240            278,792
Paid-in capital                          392,577            165,942
Retained earnings (deficit)             (833,227)          (563,331)
                                         ________           _______

TOTAL STOCKHOLDERS' EQUITY              (160,410)          (118,597)
                                         ________           _______
TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY (DEFICIT)                        $ 208,895         $ 238,903
                                       ==========          =========























                      SLOAN ELECTRONICS, INC.

                     STATEMENTS OF OPERATIONS


                    NINE MONTHS  THREE MONTHS  NINE MONTHS  THREE MONTHS
                        ENDED        ENDED         ENDED       ENDED
                    SEPT 30 1998  SEPT 30 1998 SEPT 30 1997 SEPT 30 1997
REVENUE                   $74,892      37,006        99,786      57,661

COST OF GOODS SOLD         40,596      20,672       101,554      65,593
                          _______      _______      _______     _______
GROSS PROFIT               34,296      16,334        (1,768)     (7,932)

EXPENSES
Selling                     1,058          88         17,689      4,879
General & administrative  303,134     104,614        205,276     78,340
                          _______     _______        _______     _______
                          304,192     104,702        222,965     80,219

NET LOSS                 (269,896)    (88,368)      (224,733)   (88,151)
                         =========   =========      =========   ========
NET LOSS PER COMMON SHARE  $(.027)     (.008)         (.068)      (.027)




See accountants' compilation report.

                         SLOAN ELECTRONICS, INC.

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                Common Stock        Paid-in       Retained
                Shares    Amount    Capital       Earnings   Total
BALANCE,
Dec 31, 1997  9,187,389  $278,792    $165,942  $(563,331)    $(118,597)

Prior period
adjustment        2,310         2          (2)
              _________  ________    ________  __________    _________

Restated balance
Dec. 31, 1997
              9,189,699   278,794     165,940   (563,331)     (118,597)
SALE OF COMMON
STOCK           225,000       225      64,775                   65,000

Stock issued
for services    110,550       111      10,889                   11,000

Stock subscribed
in connection with
private placement
offering
              1,000,000     1,000      99,000                  100,000

Stock issued upon
conversion of
note payable    110,000       110      51,973                   52,083


NET LOSS                                        (269,896)     (269,896)
              _______      ______     ______     ________     ________

BALANCE,
Mar 31, 1998
            10,635,249   $280,240   $392,577    $(833,227)   $(160,410)












See accountants' compilation report.

                        SLOAN ELECTRONICS, INC.

                       STATEMENTS OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED

                                               Sept 30,
                                           1998        1997

CASH FLOWS USED BY OPERATING ACTIVITIES
NET LOSS                              $(269,896)      $(224,733)

ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH USED BY OPERATING ACTIVITIES
Depreciation and amortization             25,485          12,908
Noncash disbursements                     11,000
Accrued interest converted to stock       (2,083)
Decrease in accounts receivable           43,826           6,786
Increase/Decrease in inventory           (10,394)         15,188
(Decrease)increase in accounts payable
 and accrued expenses                    ( 7,239)         91,174

Increase in interest payable              17,935           5,094
                                          _______
NET CASH USED BY OPERATING ACTIVITIES    (191,366)       (93,583)
                                          _______         _______

CASH FLOWS USED BY INVESTING ACTIVITIES
Purchase of property and equipment           (903)
                                          _______
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock                      165,000          20,000
Borrowings from an individual              50,000          50,000
                                          _______         ________

NET CASH PROVIDED BY FINANCING ACTIVITIES 215,000          70,000
                                          _______         ________

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                  22,731         (23,583)

CASH AND CASH EQUIVALENTS,
 beginning of period                       3,936           25,867

CASH AND CASH EQUIVALENTS,
 end of period                           $ 26,667       $   2,284
                                          ========         ======
SUPPLEMENTAL DISCLOSURE:
Non cash financing activities:
Issuance of common stock for services   $  11,000         $ 8,500
                                         =========        =======
Conversion of npte payable to
commom stock                               52,083
                                         =========
Interest paid                            $    562
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

The Company's revenue consist primarily from product sales. Based on a written agreement, the Company will receive recurring payments from Response USA based on a percentage of their service revenue. During third quarter of 1998 the Company did not generate any revenue from recurring payments.

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

The SEI Alert 24 Chain Gang / Work Release Departure Alert System. Each inmate is fitted with an anklet transmitter. A single guard mans the portable programmable receiver unit which alerts the officer in the event that an offender, or group of offenders, leaves the general area. This system is currently available for sale.


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

Fleet Watch Alert 24. This radio frequency reporting system allows a company to passively keep tract of its fleet vehicle traffic. Every time a fleet vehicle drives onto or off the company property, the event is date and time stamped automatically. This enables a company to keep track of employee hours, vehicle use and vehicle status instantly. The Fleet Watch computerized base unit is fully integratable with other computer software, allowing the unit to generate vehicle status reports on demand. No longer is it necessary for a company to assign an employee the duty of physically counting each vehicle on the lot. Fleet Watch is being evaulated in field conditions by the Sarasota County, Florida, Transportation Deptartment.

Nurse Call Alert 24. A wireless nurse call system with a 500 resident capacity, which can be installed in less than 30 minutes. This system utilizes fail-safe technology, provides coverage of any sized facility, outputs usage reports and provides for a complete audit trail. The system's advanced features include an automatic signal check, low battery reporting and an optional range extender. The system can function as a nurses' call network or it can complement an optional paging system to direct staff to medical emergencies in a more timely and efficient manner. This system is currently available for field trials.

The SEI Alert 24 Automated Check In System. A kiosk for the criminal justice industry to facilitate the "day reporting" of criminals on probation or parole. Client is verified using hand print technology, listens to a specific message from the parole officer and replies using a telephone handset and tone pad. The system can collect restitution money and issues a receipt to the offender showing check in details and payments. The system interfaces with a computer that can generate various reports. As a case management tool it assists a parole officer in managing the growing number of inmates released into supervision programs. It is currently in filed trial in Washington state for the Department of Corrections. The Company is pursuing license agreements with prospective customers.

INDUSTRY BACKGROUND

The Corrections Industry. The United States currently locks up a greater share of its residents than any other nation. According to the US Department of Justice there were 3.5 million people on probation or parole at year end 1995, and the estimated 5.5 million total in the correctional population equals 2.8% of US adults and is growing at 4.5% per year. As of June 30, 1995, there were 1,004,608 state prison inmates, up 9.1%, and 99,466 federal inmates, up 6.1%. The annual average increase in the prison population since 1980 has been 8.7% per year.

The Criminal Justice System regards house arrest as an acceptable alternative to incarceration for its nonviolent segment of the prison population, and as a better way to monitor violent criminals once they are paroled to a half-way house facility. The public's insistance on increased law enforcement along with their reluctance to fund additional prisions also makes house arrest using electronic assisted monitoring systems an increasingly attractive alternative to incarceration.

The Medical Industry. A patient's compulsive desire to wander about is a symptom of dementia, which often accompanies Alzheimer's Disease. Biologically, this is caused by physical changes in the brain. Oftentimes the patient acts out of routine, such as the repetitive action of getting ready to leave for work every day. Sometimes the patient just feels tense or trapped and wants to escape his environment. Until recently, standard medical practice was to heavily sedate these patients, or to restrain a patient to a chair or bed to keep them from wandering. Today, hospitals and institutions maintain separate facilities to enable them to better deal with patients who demonstrate a compulsive desire to wander about. However, the huge costs associated with institutionalized care, along with its impersonal nature, make at-home care an important option for many families. Of the 4 million currently diagnosed with Alzheimer's, 3 million live at home, cared for by family, visiting aides, and nurses supplied by the estimated 18,000 at-home care agencies which are projected to grow 30% every two years. The Sloan electronic Wander Watch Alert 24 systems are designed to help at-home caregivers and institutions safeguard patients prone to wandering.

The US Administration on Aging projects as many as 14.3 million Alzheimer's cases by 2040. The Company believes that the long-term healthcare segment of the medical industry is growing at an increasing rate. The Sloan Electronice Wander Watch Alert 24 Multi-Patient system is designed for long term care facilities. The Company also believes that the home-care segment of the healthcare market is growing at a steady rate. The Wander Watch Alert 24 Single Patient System is specifically designed to meet the needs of the more than 3 million Alzheimer's patients and patients with related medical disorders, who are cared for at home.

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

Management has defined the Company's role as that of primarily a research, development and manufacturing entity. Management plans to continue to market directly to the criminal justice industry, while relying on distributors such as KingAlarm and Response USA to market its Wander Watch healthcare product line.

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

Advertising. The Company has advertised in trade publications specific to the markets it manufacturers products for, and in journals which test its products and publish company-by-company product comparisons. The Company is constantly seeking out innovative ways to build name recognition within the industries in which it competes, as well as to create public awareness for its product line. The Company maintains a web site at www.seialert24.com .

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

The Fleet Watch Alert 24. The Fleet Watch system is another unique product of the Company. The Company believes that no other company offers a fully integratable passive monitoring system for fleet vehicles. This system is able to generate full vehicle status reports on demand, confirm employee hours of vehicle operation and continuously monitor the comings and goings of fleet vehicles. This tamper resistant monitoring system installs in less than 30 minutes, ends unapproved vehicle use and provides a complete audit trail and other necessary usage reports for each vehicle in a company's fleet. This unit has been successfully tested on a fleet of concrete trucks, and will be field evaulauted by the Sarasota FL xxxxx.

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

MANUFACTURING AND ASSEMBLY

The Company manufacture all of its products in the USA. Kimchuk Inc., the Company's primary contract manufacturer has many years of experience as an electronics manufacturer and designer. Kimchuk manufacturers over 500 different products at its four plants located through out the east coast.

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

FUTURE PRODUCTS

The Company continues to look for new ideas for development of new products. The Company believes that new products could represent substantial new business for the Company.


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

YEAR 2000
The Company's products and operations are year 2000 compliant.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS.

     The following discussion should be read in conjunction with the information contained in the financial statements of the Company, and the Notes thereto appearing elsewhere herein, and in conjunction with the Balance Sheet at December 31, 1997 and Income Statement for the year ended December 31, 1997 contained in the Company's Annual Report 10-KSB and in conjunction with the quarterly 10-QSB reports for the periods ended March 31, 1998 and June 30, 1998, incorporated herein by reference, and is qualified in its entirety by reference to such financial statements.



RESULTS OF OPERATIONS

     A majority of the Company's revenues are derived from sales of electronic monitoring devices to the long term health care and criminal justice industry. Sales revenues are recognized when the products are shipped.

     Operating revenues decreased by $20,655 (35%) for the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. The decrease is due in part to a major distributor (Response
USA) taking delivery of approximately 500 units of WanderWatch Alert 24 systems in December of 1997 in anticipation of their future needs.

     Gross profit for the third quarter of 1998 increased to $16,334 compared to ($7932) for the third quarter of 1997. The increase is due in part to better margins in this quarter due to manufacturing efficiency, and higher costs of manufacture in the third quarter of 1997 due to start up costs and a percentage of sales of spares and parts, which have a lower markup.

Selling, general and administrative expenses were $104,614 in the first quarter of 1998, compared to $80,219 for the third quarter of 1997. This represents an increase of 30% over selling, general and administrative expenses for the third quarter of 1997. The increase is in part due to increased insurance costs, interest costs, professional fees, commissions, and contract services and expenses involved with the merger of Sloan Electronics Inc. (FL) with MAS Acquisition I Corp., becoming Sloan Electronics Inc. (DE). Sales and marketing expenses declined from $4,879 for the quarter ended September 30, 1997 to $88 for the third quarter of 1998, for a decrease of 99%. Sales and marketing expenses declined due to the Company's strategy to grow by working closely with major distributors who absorb sales and marketing costs. General and administrative expenses rose from $74,340 for the third quarter of 1997 to $104,702 in the third quarter of 1998, representing an increase of 40%. The increase in general and administrative expenses was caused by increased insurance costs, interest costs, professional fees and contract services and are in part due to expenses involved with the merger of Sloan Electronics Inc. (FL) with MAS Acquisition I Corp., becoming Sloan Electronics Inc. (DE).

     The net loss for the quarter ending September 30, 1998 was $88,368, or $0.008 per share based on 10,635,249 shares outstanding, as compared to a net loss for the first quarter of 1997 of $88,151, or $0.027 per share. The net loss for the period is primarily attributed to insufficient level of revenue generated by the Company.

LIQUIDITY AND CAPITAL RESOURCES.

     Net cash provided from financing activities was $215,000 for the nine months ended September 30, 1998, raised through private placement of common stock and borrowing.

     The Company has no material commitments for capital expenditures during the next quarter and believes that its current cash and working capital position and future income from operations will be sufficient to meet its cash and working capital needs.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities
On July 22, 1998 the Board of Directors approved the repeal of Article I Amendment item "8. Preemptive Rights" from the Bylaws of the Company. This amendment allowed for shareholders to maintain percentage of ownership by purchasing additional shares in the event that more stock of the same class were issued by the corporation.

Item 3. Defaults.

None

Item 4. Submission Of Matters To A Vote Of Security Holders.

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
EX 3.(ii)  Bylaws as Amended July 22, 1998
EX 27  Financial Data Schedule
(b) Reports on Form 8-K
None

                               Signatures
   In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SLOAN ELECTRONICS, INC.

Dated November 12, 1998
                                             By: /s/ Paul Sloan
                                              Paul Sloan
                                              President and CEO


                                             By: /s/ Larry Provost
                                              Larry Provost
                                              Chairman and CFO