Form 10KSB
period 1998-12-31
SLOAN ELECTRONICS INC /DE/
filed 1999-03-30
CIK 1022409

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB/A
[x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended  - December 31, 1998
                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from   to

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

            Common Stock, $.001 par value per share
            Preferred stock,$.001 par value per share
                            (Title or class)

     Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(D) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        As of December 31, 1998 the revenues for the most recent fiscal year is $84,659.
        The aggregate market value of voting stock held by non affiliates at December 31, 1998 is $16,362,342.
        As of December 31, 1998, the Registrant has outstanding 10,635,249 shares of Common Stock, $.001 par value. No Preferred Shares have been issued.
       Certain exhibits listed in Item 13 of Part IV have been incorporated by reference. An index to exhibits appears with Item 13.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

THIS ANNUAL REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARDLOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS ANNUAL REPORT AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY, WITH RESPECT TO (1) THE COMPANY'S PRODUCT DEVELOPMENT AND FINANCING PLANS, (11) TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION OR RESULTS OF OPERATIONS, (III) THE IMPACT OF COMPETITION AND (IV) THE EXPANSION OF CERTAIN OPERATIONS. ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

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

The Company's revenues are primarily from product sales. Based on a written agreement, the Company will receive recurring payments from Response USA based on a percentage of their service revenue. During fiscal 1998 the Company has not yet generated any revenue from recurring payments. However, the company will begin receiving recurring revenue from Response USA in the first quarter of 1999.

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

Products

Criminal Justice:

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

The concept behind the Company's product line is that each product is able to stand alone, without after-market equipment such as door sensors or dditional custom wiring, yet each product is integratable with a number of pre-existing computer software programs. This philosophy of integration makes the Company's SEI Alert products and Wander Watch products more attractive to institutional consumers.

The SEI Alert 24 Single Offender Based System. A tamper-proof transmitter is custom-fitted and attached to an offender's ankle. This anklet is waterproof and designed to be worn at all times. A home-based receiver is placed in a central location within a residence, and a range setting is selected. In the event that the anklet is removed, or that the person wearing it strays outside the predetermined range, the event is recorded, time and date stamped, and sent to an outside monitoring station within 4 minutes. The current industry average time window is over 8 minutes.

The SEI Alert 24 Half-Way House Multi-Residence System. Each person paroled to a half-way house is fitted with an anklet transmitter. The receiver then monitors the movements of each client within the predetermined parameter of the half-way house and records any and all violations. This system can work as a stand-alone measure with the current data sent via a telephone line to monitoring station, or can also work as an in-house employee monitoring station. The system is designed to monitor from 1 to 50 offenders.

The SEI Alert 24 Drive-By Transmitter Detector. This device is designed for use by parole officers, probation officers or security officers. This mobile surveillance system allows an officer to check on a house arrest client simply by driving past the offender's residence, work place or school. The system detects and displays the ID of a particular offender by interfacing with that person's anklet transmitter. The receiver unit time an date stamps the information collected, and it can also upload this information to a central computer.

The SEI Alert 24 Chain Gang / Work Release Departure Alert System. Each inmate is fitted with an anklet transmitter. A single guard monitors the portable programmable receiver unit which alerts the officer in the event that an offender, or group of offenders, leaves the general area.

The SEI Alert 24 Automated Check In System. A kiosk for the criminal justice industry to facilitate the "day reporting" of offenders on probation or parole. Client is verified using hand print technology, listens to a specific message from the parole officer and replies using a telephone handset and tone pad. The system can collect restitution money and issues a receipt to the offender showing check-in details and payments. The system interfaces with a computer that can generate various reports. As a case management tool it improves a parole officer's efficiency in managing the growing number of inmates released into supervision programs. It is currently in field trial in Washington state for the Department of Corrections. The Company is pursuing license agreements with prospective customers.

Medical Monitoring:

The Wander Watch Single Patient System. An adjustable, tamper-proof anklet is fitted to a patient's leg. It is completely waterproof and designed to be worn at all times, including bathing and swimming. The micro-transmitter in the anklet sends a coded silent radio signal to the home receiver, which in turn determines the proximity of the patient to the base unit. An alarm will sound when the patient travels beyond the selected range or if the anklet is removed. This alarm can be transmitted by telephone to a central station using industry standard alarm protocols. Dispatchers at the central station can then take the appropriate responses, such as calling the caregiver, notifying a neighbor, or calling emergency services.

The Wander Watch Multi-Patient Wander Alert System. A computer-based system specifically designed for placement within a medical facility, the Multi-Patient Alert System is able to notify a caregiver in the event of a patient departure from a long-term healthcare facility. It was originally configured to monitor the movements of 1 to 25 patients. Unlike most wander alert systems installed in a medical facility, the Wander Watch system stands alone and does not require custom electrical wiring, installation of door sensors or the use of door barrier detection equipment.

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

Other products:

Fleet Watch Alert 24. This radio frequency reporting system allows a company to passively keep tract of its fleet vehicle traffic. Every time a fleet vehicle drives onto or off the company property, the event is date and time stamped automatically. This enables a company to keep track of employee hours, vehicle use and vehicle status instantly. The Fleet Watch computerized base unit is fully integratable with other computer software, allowing the unit to generate vehicle status reports on demand. No longer is it necessary for a company to assign an employee the duty of physically counting each vehicle on the lot. This system is available for field trials.

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

The Criminal Justice System regards house arrest as an acceptable alternative to incarceration for the nonviolent segment of the prison population, and as a better way to monitor criminals once they are paroled to a half-way house facility. The public's insistence on increased law enforcement along with their reluctance to fund additional prisons also makes house arrest using electronic assisted monitoring systems an increasingly attractive alternative to incarceration.

The Medical Industry. A patient's compulsive desire to wander about is a symptom of dementia, which often accompanies Alzheimer's Disease. Biologically, this is caused by physical changes in the brain. Oftentimes the patient acts out of routine, such as the repetitive action of getting ready to leave for work every day. Sometimes the patient just feels tense or trapped and wants to escape his environment. Until recently, a common medical practice was to heavily sedate these patients, or to restrain a patient to a chair or bed to keep them from wandering. Today, hospitals and institutions maintain separate facilities to enable them to better deal with patients who demonstrate a compulsive desire to wander. However, the huge costs associated with institutionalized care, along with its impersonal nature, make at-home care an important option for many families. Of the 4 million currently diagnosed with Alzheimer's, 3 million live at home, cared for by family, visiting aides, and nurses supplied by the estimated 18,000 at-home care agencies which are projected to grow 30% every two years. The Sloan electronic Wander Watch Alert 24 systems are designed to help at-home caregivers and institutions safeguard patients prone to wandering.

The US Administration on Aging projects as many as 14.3 million Alzheimer's cases by 2040. The Company believes that the long-term healthcare segment of the medical industry is growing at an increasing rate. The Sloan Electronics Wander Watch Alert 24 Multi-Patient system is designed for long term care facilities. The Company also believes that the home-care segment of the healthcare market is growing at a steady rate. The Wander Watch Alert 24 Single Patient System is specifically designed to meet the needs of the more than 3 million Alzheimer's patients and patients with related medical disorders, who are cared for at home. These systems not only help protect the patient, but they also give the at-home caregiver peace of mind that their loved one will not wander off at night or when the caregiver is momentarily distracted.

BUSINESS STRATEGY

The Company's electronics business strategy is based on establishing a market share within the criminal justice house arrest industry and within the healthcare industry. By incorporating better, more cost-effective technology into its SEI Alert 24 product line and its Wander Watch products, the Company believes that its products are among the best currently available in these two industries.

Until recently, Management has defined the Company's role as primarily a research, development and manufacturing entity. Management plans to continue to market products directly to the criminal justice industry, while relying on distributors such as KingAlarm and Response USA to market its Wander Watch healthcare product line. However, Management recognizes that there are many business opportunities for the Company in addition to its electronic monitoring business. Consequently, the Board of Directors intends to recommend to the shareholders a name change that will reflect their decision to divide operations into multiple divisions with operations in the technology, education and electronics industry sectors. One of the Company's proposed new technology divisions will provide distance learning over the internet. The Cyber Learning curricula will be available in several languages worldwide and will allow students in foreign countries to obtain accredited higher education degrees as well as training certificates over the internet. The Company is presently evaluating a number of strategic relationships with established businesses in the internet and computer technology industries as well as the criminal justice industry with a view towards acquiring existing profitable businesses as operating divisions.

High-Quality Image. The Company believes that within the house arrest and medical monitoring industries, the Company has built a reputation for developing and manufacturing some of the best, cost-effective and user-friendly systems on the market. The Wander Watch products and the SEI Alert 24 products reflect the Company's commitment to quality. The Company pursues the highest standards in its design, component selection, assembly and appearance of its products. The Company recognizes that product dependability and reliability are highly significant to the Company's continued success. Therefore, quality control and customer satisfaction play an important role in the Company's business strategy.

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

SALES AND MARKETING

The Company's marketing strategy varies based upon each product line. With regard to the criminal justice house arrest market, the Company plans to continue aggressively market its SEI Alert 24 products to independent service providers and to municipalities which monitor and administer their own house arrest programs. The Board of Directors has created the position of Vice President of Sales and named Donald Grimes to the post. Mr. Grimes has extensive experience in the criminal justice monitoring industry. In addition, the company is seeking strategic associations with other companies to develop and market enhanced products for the criminal justice industry. The Company has licensed its Wander Watch Alert 24 single patient departure alert system for exclusive distribution to the long-term health care industry to Response USA, a major company in the PERS (Personal Emergency Response System) industry. Response USA leases Wander Watch Alert 24 single patient systems on a monthly basis to individual users and to home care agencies. The Company has turned over distribution of the Wander Watch Alert24 single patient departure alert systems for exclusive sales to the security industry to KingAlarm, a major independent distributor of security and related low voltage products. Marketing strategies and distribution decisions concerning other products are handled on a product-by-product basis.

SEI Alert 24 Products. The criminal justice house arrest market is dominated by several manufacturers who, along with retailing their products, are also contract service providers who compete in the security industry. These manufacturers have developed proprietary software which is not currently integratable with standard, existing security company protocol. Their software is not as effective or user-friendly as security industry software. However, these manufacturers look upon this proprietary software as a way to shut small security companies out of a lucrative market.

Based on current trends, management believes that within 5 years, 80% of the municipalities who currently monitor their own house arrest program will get out of the business. Independent security contractors will be competing directly against these other equipment manufacturers for service contracts.

The Company is in the position to market its fully integratable home incarceration system to these security providers, thus leveling the playing field within the house arrest industry.

The Wander Watch Products. The Company views its corporate role in the medical monitoring industry as that of developer, designer and manufacturer. To that end, the Company has negotiated and signed contracts with Response USA and King Alarm to distribute its Wander Alert detection equipment. Response USA leases the systems to individuals and home care agencies and offers central station monitoring of the Wander Watch Alert 24 units for an additional monthly fee. The company has a recurring revenue sharing arrangement with Response USA. The Company expects to begin receiving income from recurring monthly fees in the first quarter of 1999. Response USA has four regional offices servicing all 50 states and markets to home care agencies, hospitals, adult day care facilities, as well as individuals. Response USA receives payment for the Wander Watch system both from end users and various state and local agencies. Currently reimbursements include Milwaukee, Pennsylvania, Department of Aging waiver program, Rhode Island Department of Aging, partial reimbursement from local California programs and partial reimbursement from New York local programs. Reimbursement is pending in Massachusetts, and Response USA is seeking other state and local agencies to approve the systems for reimbursement. There is no assurance that other reimbursements will be obtained or those in place will continue. Response USA also receives referrals from the National Alzheimer Association and participates in their Safe Return program. King Alarm has name recognition throughout the security industry, and is a major supplier for security experts and consultants, with ten regional warehouse sales centers. King Alarm sponsors over 200 New Horizons technical and sales training seminars annually, and hosts the King Alarm Expo, an annual two-day trade exposition.

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

COMPETITION

The Company competes in a number of niche markets, which the Company 0believes will continue to grow.

House Arrest Market. The Company's competitors within the criminal justice market include BI Incorporated, Strategic Technologies, Inc., and Elmo-Tech Ltd. Although all of the Companies manufacturing house arrest products base their products on the same principals, management believes that the Company has competitive advantages over its competitors within this industry.

1. The SEI Alert 24 product line uses a 900 MHz spread spectrum radio frequency rather than the standard 300 MHz frequency. This difference in technology is similar to the technological differences that exist between cordless phones. Phones using 900 MHz radio frequencies are far superior to those less expensive models that experience interference problems due to the fact that they operate at a lower frequency.

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

3. With competitors' equipment, the "window" from the time an offender steps outside the range setting until he is detected as being outside the range setting varies from 6 to 30 minutes. With some systems, an offender is able to leave his residence for that period of time and return undetected. The SEI Alert 24 system greatly improves performance and offers an exclusive 4 minute radio frequency window.

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

5. The SEI Alert 24 product line has been designed to allow security companies access to one of the fastest growing segments of the industry: electronic home incarceration. The competitors' use of abusive pricing policies and proprietary software which is incompatible with standard central station equipment have worked together to keep independent contractors out of the market. Using the Company's products, these security companies are now able to compete with BI Incorporated, Strategic Technologies, and Elmo-Tech for municipal contracts on an even footing. Unlike other manufacturers, the Company currently does not directly compete against its customers in the contract monitoring business. However, the company is seeking strategic associations with other companies in the criminal justice monitoring industry to maximize market share.

Long-Term Healthcare Market. The Company's competition in this market includes WanderGuard, Code Alert, Watchmate and Secure Care Products. All of these companies utilize proximity sensing technology, which requires that a patient wear a low powered transmitter that sends a weak signal. A receiver is mounted at each door. When a patient approaches the door, an alarm sounds and the door magnetically locks. The Company's Wander Watch Alert 24 technology has a competitive advantage over proximity-sensing systems since it requires no additional wiring of door sensors and provides a higher level of patient security.

1. With competitive products, the transmitter attached to a patient has no removal alert (an inherent part of the Wander Watch systems). These transmitters are attached with a hospital ID type band. Common behavior for an Alzheimer's patient, or other patients suffering from dementia, is to try to remove everything from their bodies. The Wander Watch anklet, if removed, activates an alarm at the receiver unit. 2. Proximity-sensing technology requires the installation of barriers, door sensors and magnetic locks. Prices per door range from $2,500 to over $5,000, with the average facility having anywhere between four and ten doors. Automatic door locks also create problems with existing fire alarms and fire regulations, for in the event of a fire, the proximity technology and magnetic door locks need to be deactivated.

3. The Wander Watch system utilize 900 MHz spread spectrum radio frequency technology, a tamper-resistant anklet transmitter with a tamper alarm, and sells its products at a price below that charged by the competition.

The Fleet Watch Alert 24. The Fleet Watch system is another unique product of the Company. The Company believes that no other company offers a fully integratable passive monitoring system for fleet vehicles. This system is able to generate full vehicle status reports on demand, confirm employee hours of vehicle operation and continuously monitor the comings and goings of fleet vehicles. This tamper resistant monitoring system installs in less than 30 minutes, ends unapproved vehicle use, and provides a complete audit trail and other necessary usage reports for each vehicle in a company's fleet. This unit has been successfully tested on a fleet of concrete trucks.

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

MANUFACTURING AND ASSEMBLY

The Company manufactures all of its products in the USA. Kimchuk Inc., the Company's primary contract manufacturer, has many years of experience as an electronics manufacturer and designer. Kimchuk manufacturers over 500 different products at its four plants located through out the east coast.

The Company's relationship with Kimchuk allows it to reduce its production costs, to reduce its final testing costs and to reduce its personnel costs. The Company designs all of its products with automatic insertion, surface mount technology, and automatic testing in mind. This attention to detail enables Kimchuk to manufacture and assemble the Company's products in the most cost-efficient manner, while maintaining accuracy in circuit board production and error-free transfer and component connections.

Product Warranties. The Company supports its products with a limited 1-year warranty, which covers all defects in materials or workmanship. the Company will repair or replace defective units without charge to the consumers for labor or materials. The Company's service department acts as liaison between the customer and Kimchuk and works aggressively to resolve any and all problems a customer may have with any of its products. The Company has not experienced a material level of product warranty claims for breakage or other defects.

FUTURE PRODUCTS

The Company continues to look for new ideas for development of new products. The Company believes that new products could represent substantial new business for the Company.

GOVERNMENT REGULATION

The Company's facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. The Company is also subject to the Federal

Occupational Safety and Health Act and other laws and regulations effecting the safety and health of employees in the administrative and manufacturing areas of its facilities. The Company believes that is in compliance in all material aspects with all applicable environmental and occupational safety regulations. The Company's radio frequency anklet transmitter is subject to FCC (Federal Communications Commission) regulations, as are all radio frequency devices. The Company has obtained type approval #HCQ3B6WWT for the anklet transmitter and its products are in compliance with FCC rules Part 15.

YEAR 2000
The Company's products and operations are year 2000 compliant.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company's facilities consist of leased executive office facilities at 1715 Stickney Point Road, Sarasota, FL 34231 and approximately 1,800 square feet of leased office and work space, located at 4266 Higel Ave., Sarasota, FL 34242 and 200 square feet of donated office space located at 116 Teatown Road, Croton, NY 10520.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  Market Information.

The Company's common stock is traded on the NASD over the counter Bulletin Board, symbol SLEL. Trading began on June 18, 1998. The range for each quarter quoted reflect inter-dealer prices and may not represent actual transactions.

Second quarter 1998:
low $0.8750      high $3.0000

Third quarter 1998:
low $2.6875      high $5.0000

Forth quarter 1998:
low $2.2500      high $4.5000

(b)  Holders.

As of December 31, 1998, there were approximately 83 Holders of Record of the Company's Common Stock.

(c) Dividends.

The Company has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings that it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS.

     The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

General

     The Company's financial information for the two years ended December 31, 1997, and December 31, 1998, respectively, reflects the merger on December 5, 1997, which affected the Company's business and has a significant impact on the Company's results of operations and financial condition. As result of an Agreement of Merger (the "Agreement") between the Company and Sloan Electronics, Inc. ("Sloan"), Sloan has merged into the Company and the Company has changed its name to Sloan Electronics, Inc. Pursuant to the terms of the merger Agreement, 3,561,500 shares of Common Stock of Sloan was converted into 8,227,070 shares of Common Stock of the Company at the conversion rate of 2.31. In addition, the Company has accepted the return of, and cancelled, 7,680,083 shares of Common Stock issued to MAS Financial Corp. and issued 91,102 shares of Common Stock as finder's fee, which was paid by MAS Financial Corp.

     In the Financial Statement for year ended December 31, 1998 the Company's audit firm of Bobbitt Pittenger & Company PA, as noted in Note I of the financial statement, made certain prior period adjustments to more accurately classify research and development costs, reclassify amortization costs to stockholders equity, correct shares issued during the merger agreement, and to write off prepaid advertising costs.

Results of Operations

     A Majority of the Company's revenues are derived from sales of electronic monitoring devices to the long-term health care and criminal justice industry. Sales revenue are recognized when the products are shipped.

     Operating revenues decreased by $248,018 (74.6%) for the fiscal year ended December 31, 1998 as compared to the fiscal year ended December 31, 1997. A significant drop in sales is due in part to a major customer, Response USA, deciding to delay full scale distribution of equipment already purchased pending completion of field trials. They do not anticipate commencing distribution prior to April 1999.
     Gross profit for fiscal 1998 was $16,700, which represents a decrease of $54,565, or 76.6%, below the gross profit recognized in fiscal 1997.
The decrease was due primarily to lower sales revenues. The Company is to receive recurring payments on a percentage basis of Response USA's service revenue. The Company did not yet generated any revenue from recurring payments during fiscal 1998, but will begin to receive recurring revenue in fiscal year 1999. Gross profit, as a percentage of operating revenue, remained relatively stable in 1998 at 19.7% compared to 21.4% for fiscal 1997.

     Combined selling, general and administrative expenses increased $35,663 (11.8%) in 1998. Selling, general and administrative expenses, as a percentage of total operating revenues, increased to 399.8% from 91% for the fiscal year ended 1998 and 1997, respectively. Sales and marketing expenses declined from $31,921 for the year ended December 31, 1997 to $1,277 for the year ended December 31, 1998, for a decrease of $30,644 or 96%. The cost of product sales declined dramatically in 1998 because most sales costs for the Home Healthcare market are the responsibility of the exclusive distributors Response USA and King Alarm in their respective markets. The Company has hired a VP of Sales and expects selling expenses to rise in fiscal year 1999. General and administrative expenses rose from $270.912 in fiscal 1997 to $337,219 in fiscal 1998, representing an increase of $66,307 or 24.4%. The increase in general and administrative expenses was partly due to increases in costs associated with professional fees, contract services and insurance.
     Interest expense increased by $4,642 to $28,518 for the fiscal year ended December 31,1998. The reason for the increase is due to the increase in notes payable to cover operating expenses.
     The net loss for the year 1998 after taking into account an extraordinary gain of $50,185 due to partial forgiveness of outstanding payable by one of the Company's vendors was $300,129, or $0.030 per share net loss based on 10,007,898 average shares outstanding, as compared to an adjusted net loss of $255,444, or $0.032 per share net loss based on 8,034,688 average shares outstanding in 1997. The net loss for the period is primarily attributed to insufficient level of revenue generated by the Company.

Liquidity and Capital Resources.

     Net cash provided from financing activities was $291,718 for the year ended December 31, 1998, compared to $94,000 for the year ended December 31, 1997. Net proceeds of $165,000 was raised through private placement of common stock and $126,718 from borrowing in 1998 compared to net proceeds of $44,000 raised through private placement of common stock and $50,000 from borrowing in 1997. The Company had expected a loan in the amount of $250,000 from MAS Financial and has been requested by MAS Financial to issue it 450,000 shares of common stock. Through December 31, 1998 the Company has received $50,000 from the MAS Financial transactions and is of the position that shares will be issued on a pro rata basis.

     The Company has no material commitments for capital expenditures during the next twelve months and believes that its current cash and working capital position and future income from operations indicate that sufficient additional funds will be required to meet its cash and working capital needs for the twelve months.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        SLOAN ELECTRONICS, INC.

        CONTENTS                               PAGE
FINANCIAL STATEMENTS

 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS        F1

 STATEMENTS OF FINANCIAL CONDITION               F2

 STATEMENTS OF OPERATIONS                        F3

 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY    F4

 STATEMENTS OF CASH FLOWS                        F5

NOTES TO FINANCIAL STATEMENTS                    F6


February 24, 1999



BOARD OF DIRECTORS
Sloan Electronics, Inc.
Sarasota, Florida


        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


We have audited the accompanying statement of financial condition of Sloan Electronics, Inc., as of December 31, 1998, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Sloan Electronics, Inc. as of December 31, 1997, were audited by other auditors whose report dated March 20, 1998, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note O to the financial statements, the Corporation has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note O. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Bobbitt, Pittenger & Company, P.A.


Certified Public Accountants

F1

                     SLOAN ELECTRONICS, INC.
                STATEMENTS OF FINANCIAL CONDITION

                                              December 31,
                                             1998       1997

ASSETS
Cash                                $     19,792    $    3,936
Accounts receivable - net                 12,126        89,732
Inventory                                 27,171        10,151
Prepaid insurance                         26,422
Deferred syndication costs               100,000
                                        --------      --------
TOTAL CURRENT ASSETS                     185,511       103,819

EQUIPMENT - NET                            1,892         1,887
                                        ---------     ---------
                                         187,403       105,706
                                        ________       ________

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable                      $   79,736      $ 124,586
Accrued expenses                         117,442         21,530
Accrued interest                           8,650          5,950
Accrued interest - related party          41,189         17,926
Notes payable                             41,718         15,000
Notes payable to related parties         210,000        160,000
                                         -------        -------
TOTAL CURRENT LIABILITIES                498,735        344,992

STOCKHOLDERS' EQUITY
Common stock-authorized 80,000,000 shares;
par value $.001; issued and outstanding,
10,635,249 and 9,189,699 shares in 1998
and 1997, respectively                    10,635          9,189
Additional paid-in capital               603,134        376,497
Due from officer                         (33,565)       (33,565)
Accumulated deficit                     (891,536)      (591,407)
                                        ----------     ----------
TOTAL STOCKHOLDERS' EQUITY              (311,332)      (239,286)
                                        ---------      ---------
                                       $ 187,403       $ 105,706
                                       =========       =========





 The accompanying notes are an integral part of these financial statements.
F2

                         SLOAN ELECTRONICS, INC.

                        STATEMENTS OF OPERATIONS

                                        Year Ended December 31,
                                           1998            1997

SALES                                 $   84,659       $ 332,677
COST OF SALES                             67,959         261,412
                                         -------         -------
GROSS PROFIT                              16,700          71,265

EXPENSES
Selling                                    1,277          31,921
General and administrative               337,219         270,912
Interest                                  28,518          23,876
                                         -------         -------
                                         367,014         326,709
                                         -------         -------
OPERATING LOSS BEFORE INCOME
 TAXES AND EXTRAORDINARY GAIN           (350,314)       (255,444)

INCOME TAXES

LOSS BEFORE EXTRAORDINARY GAIN          (350,314)       (255,444)

EXTRAORDINARY GAIN                        50,185

NET LOSS                               $(300,129)      $(255,444)
                                       ==========      ==========

NET LOSS PER SHARE                  $    (0.030)          (0.032)













 The accompanying notes are an integral part of these financial statements.
F3

                        SLOAN ELECTRONICS, INC.

        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                             Additional
                    Common     Paid-in  Due from   Accumulated
                    Stock      Capital  Officer     Deficit         Total
BALANCE,
January 1, 1997    $234,792   $165,942   $          $(335,961)   $   64,773

Issuance of
common stock         44,000                                          44,000

Due from officer                          (33,565)                  (33,565)

Net loss                                             (227,370)     (227,370)
                    --------   --------   --------   ---------    ----------
BALANCE,
December 31, 1997   278,792    165,942    (33,565)   (563,331)     (152,162)

Prior period
adjustments        (269,603)   210,555                (28,076)      (87,124)

RESTATED BALANCE,
December 31, 1998     9,189    376,497    (33,565)   (591,407)     (239,286)

Sale of common stock    225     64,775                               65,000

Stock issued
for services            111     10,889                               11,000

Stock issued in private
placement offering    1,000     99,000                              100,000

Note payable converted
to common stock         110     51,973                               52,083

Net loss                                              (300,129)    (300,129)
                    --------   --------   --------    ---------    ---------
BALANCE,
December 31, 1998  $ 10,635   $603,134    $(33,565)  $(891,536)   $(311,332)
                   ========   ========    =========  ==========   ==========







  The accompanying notes are an integral part of these financial statements
F4

                         SLOAN ELECTRONICS, INC.
                        STATEMENTS OF CASH FLOWS

                                                 Year Ended December 31,
                                                 1998               1997

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                         $(300,129)      $(255,444)

Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation                                           898             747
Forgiveness of accounts payable                    (50,185)
Stock issued for services                           11,000
Stock issued for accrued interest                    2,083
(Increase) decrease in operating assets:
Accounts receivable- net                            77,606         (79,321)
Inventory                                          (17,020)         16,014
Deposits                                                             1,700
Other assets                                                        54,841
Prepaid insurance                                  (26,422)
Deferred syndication costs                        (100,000)
Increase (decrease) in operating liabilities:
Accounts payable                                     5,335         117,144
     Accrued expenses                               95,912          21,341
Accrued interest- related parties                   25,963          11,090
Customer deposits                                                   (2,400)
                                                   -------         --------
NET CASH USED IN OPERATING ACTIVITIES             (274,959)       (114,288)
                                                   -------         --------
CASH FLOWS USED BY INVESTING ACTIVITIES
Purchase of equipment                                 (903)         (1,584)
                                                   --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans                                126,718          50,000
Proceeds from sale of common stock                 165,000          44,000
                                                   -------          -------
NET CASH PROVIDED BY FINANCING ACTIVITIES          291,718          94,000
                                                   -------          -------
NET INCREASE (DECREASE) IN CASH                     15,856         (21,872)

CASH, at beginning of year                           3,936          25,808
                                                   -------          ------
CASH, at end of year                            $   19,792      $    3,936
                                                ==========      ==========
SUPPLEMENTAL DISCLOSURES:
Interest paid                                  $     1,545     $     4,522
                                               ===========      ==========
Non cash financing activity - note payable
of $50,000 and accrued interest of
$2,083 converted to 110,000 shares of
common stock

F5  The accompanying notes are an integral part of these financial statements

                    SLOAN ELECTRONICS, INC.
                NOTES TO FINANCIAL STATEMENTS
                 YEAR ENDED DECEMBER 31, 1998

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Sloan Electronics, Inc. (the "Company") was incorporated in the state of Florida in July, 1993. The Company designs, manufactures and markets electronics monitoring equipment primarily for the criminal justice industry and the long-term health care industry.

On November 18, 1997, an agreement of merger between MAS Acquisition I Corp., a Delaware corporation, incorporated July, 1996, and Sloan Electronics, Inc., a Florida corporation, was made and entered into. The two corporations merged into a single corporation, in which the Florida corporation ceased to exist, however the name of Sloan Electronics, Inc. remains.

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

Equipment
Equipment is recorded at cost. The equipment is depreciated over its estimated useful life, using the straight-line method of accounting.

Earnings per Share
Basic earnings per share (EPS) is computed by dividing income available to common shareholder by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Statements of Cash Flows
For purposes of reporting cash flows, the Company considers cash and cash equivalents as those amounts which are not subject to restrictions or penalties and have an original maturity of three months or less.

Reclassifications
Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 financial statement presentation

Deferred Syndication Costs
Deferred syndication costs represent legal and professional fees related to the registration of a new issue of common stock, when the common stock is issued these costs will affect the proceeds received in stockholders' equity.


  F6

                           SLOAN ELECTRONICS, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE B - ACCOUNTS RECEIVABLE - NET
Accounts receivable at December 31, is as follows:

                                                1998            1997

Accounts receivable                           $18,706         $89,732
Less: allowance                                (6,580)
                                              --------        --------
                                              $12,126         $89,732
                                              ========        ========

NOTE C - EQUIPMENT - NET

A summary of equipment follows at December 31:

                                               1998           1997
Equipment                                   $ 4,638          $ 3,735
Less accumulated depreciation                (2,746)          (1,848)
                                             -------         --------
                                            $ 1,892          $ 1,887

NOTE D - NOTES PAYABLE AND NOTES PAYABLE
         TO RELATED PARTIES

                                                       December 31
                                                    1998           1997
Note payable to an insurance company with 8%        $26,718        $
annual interest rate, 10 monthly payments of
$2,770.76 beginning January 22, 1999.

Note payable to an individual, 15% annual interest   15,000       15,000
rate, payable on demand.                             ------       ------

NOTES PAYABLE                                        41,718       15,000
                                                      =====        =====
Note payable to a stockholder, 20% annual interest
rate, maturity date of March 1, 1996.                10,000       10,000

Note payable to a stockholder, 18% compounded
interest rate, payable on demand.                   100,000      100.000

Note payable to a stockholder, 5% annual rate,
maturity date of February 16, 199                                 50,000

Note payable to a stockholder, 5% annual interest
rate, maturity date of December 16, 1998.           40.000

Note payable to a stockholder, 10% annual interest
rate, maturity date of October 22, 1999.            20,000

Note payable to a stockholder, 10% annual           30,000
interest rate, maturity date December 7, 1999.

Note payable to the Company President, 10%
annual interest rate, maturity date of
October 7, 1999.                                    10,000
                                                   --------     --------
NOTES PAYABLE TO RELATED PARTIES                  $210,000      $160,000
                                                   =======       =======

The Company has not repaid loans whose maturity dates have passed since no funds were available. Interest continues to accrue under the same terms. In January 1999, the Company borrowed an additional $20,000 at 10% interest with a maturity date of January 2000 from a stockholder.

NOTE E - INCOME TAXES
At December 31, 1998, the Company has a net operating loss carryforward of approximately $554,000 that will be available to offset future taxable income through 2013. Based on historical operations, management has elected to record a valuation allowance equal to the deferred tax asset of $204,910, calculated using an effective income tax rate of 37% for the Company. The Company has no significant differences between book and taxable income.


NOTE F - NET LOSS PER SHARE
The following sets forth the computation of basic and diluted earnings per share:

                                                   1998        1997
Numerator
Operating loss                            $    (350,314) $  (255,444)
Extraordinary gain from forgiveness of
account payable                                  50,185
                                                -------
Net loss                                  $    (300,129) $  (255,444)
                                          ==============  ============

Dennominator
Denominator for basic earnings per share -
weighted average shares                     10,007,908     8,034,688

Net loss per share - basic
Operating loss                          $       (.035)  $     (.032)
                                        ==============  ============
Extraordinary gain from forgiveness of
account payable                         $        .005   $
                                        ===============
Net loss - per common share - basic     $       (.030)  $     (.032)
                                        =============== ============

NOTE G - STOCK-BASED COMPENSATION
In 1998, the Company established a stock option plan ("the Plan") to provide a means whereby selected employees, officers, directors, agents, consultants and independent contractors of the Company may be granted incentive stock options and/or non-qualified stock options to purchase common stock of the Company.

The Plan requires the exercise price shall not be less than the fair market value per share of the common stock at the time the option is granted with respect to incentive stock options and not less than 85% of the fair market value per share of the common stock at the time the option is granted with respect to non-qualified stock options. Incentive stock options to employees who own more than 10% of the total combined voting power of all classes of stock require that the exercise price shall not be less than 110% of the fair market value of the common stock at the time the incentive stock option is granted.

The term of each incentive and non-qualified stock option is established by the plan administrator but may not exceed ten years. Incentive stock options to employees who own more than 10% of the total combined voting power of all classes of stock of the Company may not exceed five years.

Non-qualified stock options granted under the Plan in 1998 include 50,000 shares, with an exercise price of $.25 and an expiration date of May 8, 2008 and 40,000 shares with an exercise price of $.32 and an expiration date of May 15, 2003.

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. Had compensation expense for the Company's stock-based compensation plan been determined based upon fair values at the grant date for awards under those plans in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below. Additional stock option awards are anticipated in future years.

F9

                       SLOAN ELECTRONICS, INC.
                   NOTES TO FINANCIAL STATEMENTS

NOTE G - STOCK-BASED COMPENSATION (CONTINUED)

                                          1998           1997
Net earnings                             $               $
As reported                              (300,129)       (255,444)
Pro forma                                (317,187)
Earnings per share
As reported                                 (.030)          (.032)
Pro forma                                   (.032)

The minimum fair value of options granted during 1998 estimated on the date of grant was $0.19 per share. The fair value of options granted is estimated on the date of grant using the following assumptions: risk-free interest rate of 5.5% and an expected life of 5 and 10 years.

NOTE H - RELATED PARTY TRANSACTIONS
The Company rents space from the President under a month to month lease, for $1,000 per month. Rent expense related to this lease which began in June 1998 is $7,000. The Company paid $18,000 during the year ended December 31, 1998 to an officer as an office stipend. (See Notes D, J, and L)

NOTE I - PRIOR PERIOD ADJUSTMENTS
Certain errors, resulting in the understatement of the reported net loss in the Company's previously issued 1997 financial statements, have been corrected in the current year. This resulted in the following changes to retained earnings as of December 31, 1997 and the related 1997 statement of operations:

                                                Accumulated
                                                Deficit            Net Loss
As previously reported, December 31, 1997        $(563,331)     $(227,370)

Adjustments:

Writeoff research and development costs in
accordance with Financial Accounting
Standards Board Standard No. 2, "Accounting for
Research and Development Costs"                    (49,735)        (49,735)

Correction of accrued interest  12,508  12,508
Reverse amortization expense on initial public
offering costs, reclassed to stockholders equity    17,715          17,715

Correction for shares not issued during merger          (2)             (2)

Writeoff of prepaid advertising costs not related
to current products                                 (8,562)         (8,562)
                                                   --------      ----------
                                                 $(591,407)      $(255,446)
                                                 ==========      ==========

F10

                        SLOAN ELECTRONICS, INC.
                   NOTES TO FINANCIAL STATEMENTS

NOTE I - PRIOR PERIOD ADJUSTMENTS (CONTINUED)
Other errors, not resulting in any changes to the reported net loss in the Company's previously issued 1997 financial statements resulted in a reclass of $269,063, out of common stock and into additional paid-in capital, to adjust common stock to the par value of the outstanding shares.

NOTE J - EXTRAORDINARY GAIN
In December 1998, one of the Company's vendors, who also is a shareholder, agreed to forgive one-half of the outstanding payable to the vendor. The total payable was $100,370, the balance forgiven was $50,185. In accordance with Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt" this material debt extinguishment gain has been reported as an extraordinary item

NOTE K - FAIR VALUE OF FINANCIAL INSTRUMENTS IN ACCORDANCE WITH THE
                           REQUIREMENTS OF SFAS NO. 107
The Company's financial instruments consist of all of its assets and liabilities. The Company's management has determined that the fair value of all of its financial instruments is equivalent to the carrying cost.

NOTE L - COMMON STOCK TRANSACTIONS
In 1997, the Company issued 361,500 shares for $36,000 prior to the merger with MAS Acquisition I Corp. These shares were converted at the merger date at a rate of 2.31 to 1, resulting in 835,065 shares. After the merger an additional 46,200 shares were issued for $8,000.

In February 1998, the Company sold 225,000 shares to an investor for $65,000.

In May 1998, the Company issued 110,000 shares for services. These services were valued at $11,000. The proceeds were raised by an investment firm and were used to pay the investment firm and their related entities for investment banking services and expenses associated with a pending stock registration statement and for on going investment banking services.

In June 1998, the Company issued 110,000 shares in the conversion of a note payable of $50,000 plus accrued interest of $2,083 to common stock.

During the year 1,000,000 shares were sold through a private placement at $0.10 per share, for a total of $100,000. The proceeds were raised by an investment firm and were used to pay the investment firm and their related entities for investment banking services and expenses associated with a pending stock registration statement and for on going investment banking services.

NOTE M - COMMITMENTS AND CONTINGENCIES
The Company provides a limited warranty on its products. The warranty covers all defects in materials or workmanship in the product for one year from the date of purchase. The Company will repair or replace units covered by this warranty without change to the consumer for labor or materials. No amounts have been accrued in the financial statements as the company does not believe that any warranty claims would be material.

F11

                   SLOAN ELECTRONICS, INC.
                NOTES TO FINANCIAL STATEMENTS


NOTE M - COMMITMENTS AND CONTINGENCIES (CONTINUED)
The Company has a general liability insurance policy that provides coverage for liability claims arising out of the products it sells. The Company has not been the subject of any material product claim. The sale of the Company's products entails the risk of product liability claims. In addition, many of the companies with which the Company does or may do business may require financial assurances of product reliability. The Company has product liability insurance, but may be required to pay higher premiums associated with new product development. Product liability insurance is expensive and there can be no issuance that additional insurance will be available on acceptable terms, if at all, or that it will provide adequate coverage against potential liabilities.

The Company has retained an independent contractor as Vice President of sales. The agreement calls for a one time signing bonus of 50,000 shares of common stock of the Company, contingent upon satisfactory completion of at least one year of service. The stock will be subject to Securities and Exchange Commission "Rule 144" restrictions.

NOTE N - DEPENDENCE ON THIRD PARTY CONTRACT MANUFACTURER
The Company subcontracts the manufacturing of all its products to one contractor. The Company has an understanding but no agreement with the contractor to manufacture its products. Although to date the contractor has been able to manufacturer the Company's products on timely basis, there is no assurance that future manufacturing by the contractor will not be delayed or interrupted due to shortage in components or manufacturing capacity. The Company believes that there are alternative contract manufacturers that could produce the Company's products, but is not pursuing agreements or understandings with alternative sources. The inability of the Company to develop alternative manufacturers, if required in the future, could have a material adverse effect on the Company's results of operations.

NOTE O - GOING CONCERN
As shown in the accompanying financial statements, the Company incurred a net loss of $300,129 during the year ended December 31, 1998, and as of that date, the Company's current liabilities exceeded its current assets by approximately $311,000. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


F12

ITEM 8: Changes in Accountants

     The firm of S. M. Ward and Company ("Ward") audited the financial statements of the Company for the fiscal years ended Dec. 31, 1995 through Dec. 31, 1997. On April 6, 1998 the Board of Directors of the Company determined not to appoint Ward to audit the financial statements of the Company for the fiscal year ended Dec. 31, 1998. On April 6, 1998, pursuant to a vote of the Board of Directors, the firm of Bobbitt, Pittenger and Company PA was selected to audit the financial statements of the Company for the year ended Dec. 31, 1998.

     The report of Ward on the Company's financial statements for the previous years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the entire period of the engagement of Ward, through Dec. 31, 1997, there had been no disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to Ward's satisfaction, would have caused Ward to make reference in connection with its reports to the subject matter of the disagreement.

     During the two most recent fiscal years and any subsequent interim period through the date of such resignation, declination to stand for reelection or dismissal there have been no disagreements or "reportable events" with S. M. Ward Company.

     The Company filed a form 8-K/A on April 21, 1998 which is incorporated herein by reference.

                         PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.
                DIRECTORS AND EXECUTIVE OFFICERS

 The following persons are the Directors and executive officers of the
Company:
Name              Age       Position
-----             ---       --------
Larry Provost     50        Chairman of the Board of Directors,
                            Secretary,Treasurer and Chief Financial
                            Officer.

Paul A. Sloan     40        President, Chief Executive Officer and
                            Director
Michael Solomon   54        Senior Vice President and Director.Lester H. Cohen   53        Vice President - Marketing and Director.

Donald Grimes     53        Vice President - Sales
James Vondra      58        Director

Mr. Larry Provost became Chairman, Secretary and Chief Financial Officer of the Company since the merger on December 5, 1997. Mr. Provost is presently President of Production Talent, Inc., a film and video production company, and President of Vidco, Inc., an equipment leasing company. Mr. Provost graduated with a B.A. degree in Psychology from New York University in 1970. Mr. Provost has 25 years of experience in equipment leasing.

Mr. Paul A. Sloan became President, Chief Executive Officer and a Director of the Company since the merger on December 5, 1997. Mr. Sloan co-founded Vorec Corporation in 1986 and served as design team leader.

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

Mr. Donald Grimes became Vice President of Sales in November of 1998. He brings to the Company twelve years of experience in marketing electronic supervision equipment to the corrections industry. He sits on the advisory board of the Journal for Offender Monitoring.

Mr. Lester H. Cohen became Vice President - Marketing and a Director of the Company since the merger on December 5, 1997. Mr. Cohen served as New York State Division of Probation Training Administrator, Chief of Planning Policy and Program Development for the same department and as a Line Probation Officer in the Steuben County Probation Department.Mr. Cohen received a Master's Degree in Social Work from Adelphi University, School of Social Work.

Mr. James Vondra became a Director of the Company since the merger on
December 5, 1997.   He received a BA in Business Administration in 1963 from
North Texas State University. He has 29 years experience in data processing and system programming, specializing in on-line transaction processing systems. He has experience within the aerospace, manufacturing, financial, and oil and gas business sectors.

ITEM 10. EXECUTIVE COMPENSATION.

Name and Principle                                 All Other
Position                 Year        Salary      Compensation
-------------------      ----        ------      ------------

Larry Provost            1998        $52,000(3)  $18,000(1) 20,000(4)
Chairman, Secretary      1997        $18,000        196,350 (2)
Treasurer and Chief      1996        $12,000
Financial Officer

Paul Sloan               1998        $60,000(5)    20,000(4)
President, Chief         1997        $60,000(6)
Executive Officer        1996        $53,500
and Director

Lester Cohen             1998                      10,000(4)
VP Marketing,
Director

Michael Solomon          1998                      10,000(4)
Senior VP
Director

Donald Grimes            1998        $6,153 (7)    50,000(8)
VP Sales

Jim Vondra               1998                      10,000(4)
Director

(1) Mr. Provost received a $18,000 stipend to cover the costs of maintaining an office.
(2) Mr. Provost received an aggregate of 196,350 shares as part of total compensation during fiscal year 1997.
(3) Mr. Provost received $0 as of December 31, 1998. This amount is accrued and payable by the Company
(4) Shares in stock option plan (unexercised)
(5) Mr. Sloan has received $25,000 as of December 31, 1998. The balance of $35,000 is accrued and payable by the Company.
(6) Mr. Sloan has received $40,000 as of December 31, 1997. The balance of $20,000 is accrued and payable by the Company.
(7) This represents one month's salary.
(8) Mr. Grimes will receive 50,000 shares as a signing bonus contingent upon one year's service.

    In addition, the Company may award stock options to key employees, members of management, directors and consultants under stock option programs as bonuses based on service and performance.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Principle Stockholders

The following table sets forth certain information as of December 31, 1998 regarding the beneficial ownership of the Company's Common Stock by (i)each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) by each Director and executive officer of the Company and (iii) by all executive officer and Directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned.

Name and Address              Number of Shares
of Beneficial Owner          Beneficially Owned      Percent of Class
--------------------         ------------------      ----------------
Larry Provost                1,300,992(2)               12.14%
Chairman, Secretary
and Chief Financial Officer

Paul Sloan                   3,132,535(2)               29.23%
President, Director

Lester Cohen (1)               598,763(3)                5.58%
Director,
Vice President - Marketing

Margery Cohen Trust            588,763                   5.49%

Michael Solomon                298,626(3)                2.78%
Director,
Senior Vice President

James Vondra                   424,758(3)                3.96%
Director

Donald Grimes                        0(4)                0.00%
VP Sales

Gregory Tuai                   703,234(3)                6.56%

John Rothrock                  693,234                   6.46%

Walter & Marie Eckman Trust    609,093                   5.68%

All Directors & Officers     5,755,674                  53.71%
as a group (5 persons)


(1) Mr. Lester Cohen is the husband of Mrs. Margery Cohen.
(2) Includes stock options (unexercised) for 20,000 common shares.
(3) Includes stock options (unexercised) for 10,000 common shares
(4) Mr. Grimes will receive 50,000 common shares as a bonus after one year service to the company (Dec 1999).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a)
Mr. Greg Tuai, a 5% or greater shareholder, provided outside services to the company as a design engineer, product developer and consultant through his company Discovery Consulting. In 1998 Discovery Consulting invoiced $75,000 for services and received payment of $18,750 for services. The balance due Discovery Consulting was $100,370 in December of 1998. In December of 1998 Discovery Consulting agreed to forgive $50,185 of this amount.

Mr. Sloan provided office and work space to the Company in owned properties at 2527 Montery St, Sarasota FL and 4266 Higel Avenue, Sarasota FL during 1998. The total amount paid was $11, 513.

(d)
The company engaged two consultants in 1998. MAS Financial Corp. received 100,000 shares of common stock plus a fee of $42,500 to be paid upon completion of a stock offering as of yet not completed. Market Surveys International, Inc. received 15,000 shares of common stock in 1998 for consulting and placing advertisements in Market Pulse Journal. The agreement with Market Pulse was subsequently cancelled. The consulting agreements are included as Exhibits EX-99.1 and EX-99.2.




                        PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(a)  Financial Statements are contained in Item 7.


(b)  Reports on Form 8-K

     The following Reports were filed on Form 8-K and are incorporated by reference.

     Form 8-K/A filed on January 5, 1998.
     Form 8-K/A filed on March 19, 1998.
     Form 8-K/A filed on April 21, 1998
     Form 8-K filed on December 23, 1998.

(c) Exhibits.

(2.0)       Plan and Agreement of Merger between MAS Acquisition
            I Corp. and Sloan Electronics, Inc. as filed with the Form 8-K Amendment on March 18, 1998.

(2.1) Article of Amendment changing company name from MAS Acquisition I Corp. to Sloan Electronics, Inc.
            as filed with the Form 8-K Amendment on March 18, 1998.

(3)(i)      Articles of Incorporation as filed with the Form
            10-SB Registration Statement on September 4, 1996.

(3)(ii) Bylaws of the Company adopted by the Company from the Bylaws of Sloan Electronics, Inc. as amended, filed with the form 10-QSB on November 12, 1998

(4)         Specimen Stock Certificate as filed with the Form
            10-SB Registration Statement on September 4, 1996.

(4.1)       Specimen Stock Certificate replacing MAS Acquisition I
            Corp. Stock Certificate, filed with form 10-KSB/A April 7,
            1998.
(4.2) Stock Option Plan approved by shareholders May 16, 1998 as filed with form DEF-14A April 10, 1998

(10)       Material Contracts as filed with the form 10-KSB/A April 7,
           1998

(13) Quarterly reports for 1998 filed as 10-QSB on May 14, 1998, 10-QSB/A on August 20, 1998, and 10-QSB on November 13, 1998

(16) Letter on change in certifying accountant as filed with the form 8-K/A April 21, 1998

(22) Published report regarding matters submitted to vote as filed with DEF-14A on April 10, 1998

(23) Consent letter of Bobbitt Pittenger & Co. PA, auditors.

(27)        Financial data schedule for electronic filing.

(99.1)      Consulting Agreement with MAS Financial Corp.

(99.2)      Consulting Agreement with Market Surveys
            International, Inc.

SUBSEQUENT SIGNIFICANT EVENTS

Subsequent to the year end, the Company signed a letter of intent to acquire an internet distance learning company and agreed to alter its business and to focus a division on expansion into the online education industry. The Company hopes this division will provide a major source of corporate revenues provided all intended acquisitions close. However, management cautions that although it believes the Company's internet based business strategy has a promising future, there can be a negative effect on short-term profits along with the increased risk of volatile stock price fluctuations.

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

                               Date: March 19, 1999

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


By:  /s/Larry Provost                            March 25, 1999
    --------------------------------------
    Chairman of the Board of Directors,
    Secretary and Chief Financial Officer

By:  /s/ Paul Sloan                              March 19, 1999
    --------------------------------------
    President, Chief Executive Officer
    and Director.

By:  /s/Mike Solomon                             March 19, 1999
    --------------------------------------
    Senior Vice President and Director.

By:  /s/Lester Cohen                             March 21, 1999
    --------------------------------------
    Vice President - Marketing and
    Director.

By: /s/James Vondra                              March 22, 1999
    --------------------------------------
    Director