Form 10QSB
period 1999-03-31
SLOAN ELECTRONICS INC /DE/
filed 1999-05-14
CIK 1022409

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              FORM 10-QSB
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              For the quarter ended  - March 31, 1999
                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from   to

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

     As of March 31, 1999, the Registrant has outstanding
11,147,749 shares of Common Stock, $.001 par value.


                   Documents Incorporated by Reference

Certain exhibits listed in Item 6 of Part II have been incorporated by reference. An index to exhibits appears with Item 6.

THIS QUARTERLY REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS QUARTERLY REPORT AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY, WITH RESPECT TO (I)THE COMPANY'S
PRODUCT DEVELOPMENT AND FINANCING PLANS, (II) TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION OR RESULTS OF OPERATIONS,(III)THE IMPACT OF COMPETITION AND (IV)THE EXPANSION OF CERTAIN OPERATIONS. ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

                           Sloan Electronics, Inc.
                                Form 10-QSB
              Quarterly Report, period ended March 31, 1999

INDEX                                            page number
PART I             Financial Information

Item 1.    Financial Statements

Accountants' Compilation Report                      F1

Statements Of Financial Condition                    F2

Statements Of Operations                             F3

Statement Of Changes In Stockholders' Equity         F4

Statements Of Cash Flows                             F5


Item 2.   Management's discussion and analysis of
   financial conditions and results of operations.


Part II.  Other Information

April 28, 1999



TO THE BOARD OF DIRECTORS
Sloan Electronics, Inc.
Sarasota, Florida


                        ACCOUNTANTS COMPILATION REPORT

We have compiled the accompanying statements of financial condition of Sloan Electronics, Inc., as of March 31, 1999 and December 31, 1998, the related statement of changes in stockholders' equity for the periods then ended, and the statements of operations and cash flows for the three month periods ended March 31, 1999 and 1998, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

Bobbitt, Pittenger & Company, P.A.


Certified Public Accountants


F1

Part I Financial Information
Item 1. Financial Statements
                            SLOAN ELECTRONICS, INC.

                      STATEMENTS OF FINANCIAL CONDITION


                                              March 31,     December 31,
                                               1999             1998

ASSETS

Cash                                    $        2,949  $     19,792
Accounts receivable - net                       11,250        12,126
Inventory                                       22,870        27,171
Prepaid insurance                               19,743        26,422
Prepaid legal fees                             366,667
Deferred syndication costs                     100,000       100,000
                                            ----------    ----------
TOTAL CURRENT ASSETS                           523,479       185,511
                                            ----------    ----------
EQUIPMENT - NET                                  1,668         1,892
                                            ----------    ----------
                                          $    525,147   $   187,403
                                            ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable                         $      79,615   $    79,736
Accrued  expenses                              115,086       117,442
Accrued  interest                                9,213         8,650
Accrued interest - related party                50,248        41,189
Notes payable                                   33,406        41,718
Notes payable - related party                  235,000       210,000
                                               -------       -------
TOTAL CURRENT LIABILITIES                      522,568       498,735

STOCKHOLDERS' EQUITY
Common stock - authorized 80,000,000 shares;
par value $.001; issued and outstanding,
11,147,749 and 10,635,249 shares at March 31,
1999 and December 31, 1998, respectively        11,148        10,635
Additional paid-in capital                   1,032,680       603,134
Due from officer                               (33,465)      (33,565)
Accumulated deficit                         (1,007,784)     (891,536)
                                            -----------     ---------
TOTAL STOCKHOLDERS' EQUITY                       2,579      (311,332)
                                            -----------     ---------
                                          $    525,147    $   187,403
                                            ===========     =========




                   See accountants' compilation report.
F2

                           SLOAN ELECTRONICS, INC.

                          STATEMENTS OF OPERATIONS



                                         Three months
                                             ended        Year ended
                                       March 31, 1999  December 31, 1998

SALES                                     $     4,828     $   84,659
COST OF SALES                                   3,948         67,959
                                            ---------       --------
GROSS PROFIT                                      880         16,700

EXPENSES
Selling                                        21,501          1,277
General and administrative                     86,005        337,219
Interest                                        9,622         28,518
                                              -------       --------
                                              117,128        367,014
                                              -------       --------
OPERATING LOSS BEFORE INCOME
TAXES AND EXTRAORDINARY GAIN                 (116,248)      (350,314)

INCOME TAXES
                                              --------      ---------
LOSS BEFORE EXTRAORDINARY GAIN               (116,248)      (350,314)

EXTRAORDINARY GAIN                                            50,185
                                             ---------      ---------
NET LOSS                                    $(116,248)     $(300,129)
                                             =========     ==========
NET LOSS PER SHARE                      $      (.011)   $      (.030)
                                             =========     ==========




                   See accountants' compilation report.
F3

                            SLOAN ELECTRONICS, INC.

                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                 Additional
                      Common      Paid-in    Due from   Accumulated   Total
                       Stock      Capital     Officer     Deficit
BALANCE,
January  1, 1998        $  9,189  $376,497  $ (33,565)  $  (591,407) $(239,286)

Sale of common stock         225    64,775                              65,000

Stock issued for services    111    10,889                              11,000

Stock issued in private
placement offering         1,000    99,000                             100,000

Note payable converted to
common stock                 110    51,973                              52,083

Net loss                                                  (300,129)   (300,129)
                        --------  --------    --------   ----------  ----------
BALANCE,
December 31, 1998         10,635   603,134    (33,565)    (891,536)   (311,332)

Sale of common stock          13     9,987                              10,000

Stock issued for services    500   399,500                             400,000

Stock issued as compensation        20,059                              20,059

Net loss                                                  (116,248)   (116,248)

Payment-due from officer                          100                      100
                        --------   --------    -------  ----------    --------
                         $11,148 $1,032,680  $(33,465) $(1,007,784)    $ 2,579
                        ========  =========   ========   =========     =======





                   See accountants' compilation report.
F4

                          SLOAN ELECTRONICS, INC.

                         STATEMENTS OF CASH FLOWS




                                          Three months
                                             ended         Year ended
                                        March 31, 1999    December 31,1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                     $(116,248)      $(300,129)

Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation                                       224             898
Forgiveness of accounts payable                                (50,185)
Stock issued for services                      400,000          11,000
Stock options issued for compensation           20,059
Stock issued for accrued interest                                2,083
Decrease in operating assets:
Accounts receivable - net                          876          77,606
Inventory                                        4,301         (17,020)
Prepaid insurance                                6,679         (26,422)
Prepaid legal fees                            (366,667)
Deferred syndication costs                                    (100,000)
Due from officer                                   100
Increase (decrease) in operating liabilities:
Accounts payable                                  (121)          5,335
Accrued expenses                                (2,356)         95,912
Accrued interest - related parties               9,622          25,963
                                               --------       --------
NET CASH USED IN OPERATING ACTIVITIES          (43,531)       (274,959)
                                               --------       --------
CASH FLOWS USED BY INVESTING ACTIVITIES
Purchase of equipment                                             (903)
                                               --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans                             25,000         126,718
Proceeds from sale of common stock              10,000         165,000
Repayments of loans                             (8,312)
                                               --------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES       26,688         291,718
                                               --------       --------
NET (DECREASE) INCREASE IN CASH                (16,843)         15,856

CASH, at beginning of period                    19,792           3,936
                                               --------       --------
CASH, at end of period                       $   2,949      $   19,792
                                              =========       ========




                    See accountants' compilation report.
F5

                                            Three months
                                               Ended        Year ended
                                         March 31, 1999  December 31, 1998

SUPPLEMENTAL DISCLOSURES:
Interest paid                        $      -              $     1,545
                                     ---------             -----------

Non cash financing activity - note payable of $50,000 and accrued interest of $2,083 converted to 110,000 shares of common stock in the year ended December 31, 1998

Non cash financing activity - stock issued for prepaid legal fees 500,000 shares, valued at $400,000

Non cash financing activity - stock options issued for compensation 30,000 shares, compensation valued at $20,059

Part I.  Item 2. Description of business and management's discussion

Sloan Electronics, Inc. (the "Company") designs, manufacturers and markets electronic monitoring equipment primarily for the criminal justice industry and the long-term health care industry. The Company markets its house arrest monitoring equipment through its in-house marketing department and currently distributes its products through national service providers. The Company's medical division has a distribution agreement with Response USA, a distributor of personal emergency response systems. King Alarm, a security product distributor, no longer is an exclusive distributor of Company products to the security industry.

The Company's revenues are primarily from product sales. Based on a written agreement, the Company will receive recurring payments from Response USA based on a percentage of their service revenue. The Company received recurring revenue from Response USA in the first quarter of 1999.

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

Until recently, Management has defined the Company's role as primarily a research, development and manufacturing entity. Management plans to continue to market products directly to the criminal justice industry, while relying on distributors such as Response USA to market its Wander
Watch healthcare product line. However, Management recognizes that there are many business opportunities for the Company in addition to its electronic monitoring business. Consequently, the Board of Directors will recommend to the shareholders a name change that will reflect their decision to divide operations into multiple divisions with operations in the technology, education and electronics industry sectors. Shareholders' approval will be voted on at the Annual Meeting of Shareholders on May 22, 1999. One of the Company's proposed new technology divisions will provide distance learning over the internet. The Company has signed a letter of intent to acquire for stock an internet learning company. The "Cyber Learning" curricula will be available worldwide and will allow students in foreign countries to obtain accredited higher education degrees as well as training certificates over the Internet. The Company is presently evaluating a number of other strategic relationships with established businesses in the internet, electronics and technology industries as well as the criminal justice industry with a view towards acquiring existing profitable businesses along with management teams as operating divisions.

To further the Company's goals and improve shareholder value through acquisitions, management has taken steps to promote the company to investors in order to improve share price. A strong price with good daily volume will allow the company to raise the capital needed to grow the core business, and to fuel expansion into other businesses through acquisitions for stock. To these ends, the Company has hired David Feingold, Esq. of Feingold & Kam. As an SEC attorney specializing in issues that affect emerging companies, Mr. Feingold is working with management to position the Company as a holding company with interests in the Internet and technology sectors. He will coordinate and pay any consultants for services. Several officers of the Company and individual shareholders have paid Feingold & Kam from their personal holdings. In accordance with a resolution of the Board of Directors, these payments will be reimbursed by the Company. In the first quarter of 1999, 500,000 shares were paid to Feingold & Kam under this arrangement.

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

SALES AND MARKETING

The Company's marketing strategy varies based upon each product line. With regard to the criminal justice house arrest market, the Company plans to continue aggressively market its SEI Alert 24 products to independent service providers and to municipalities which monitor and administer their own house arrest programs. The Board of Directors has created the position of Vice President of Sales and named Donald Grimes to the post. Mr. Grimes has extensive experience in the criminal justice monitoring industry. In addition, the company is seeking strategic associations with other companies to develop and market enhanced products for the criminal justice industry. The Company has licensed its Wander Watch Alert 24 single patient departure alert system for exclusive distribution to the long-term health care industry to Response USA, a major company in the PERS (Personal Emergency Response System) industry. Response USA leases Wander Watch Alert 24 single patient systems on a monthly basis to individual users and to home care agencies. The Company has terminated its exclusive arrangement with KingAlarm for distribution of the Wander Watch Alert24 single patient departure alert systems to the security industry. The Company will seek independent security companies to act as distributors to the security industry. Marketing strategies and distribution decisions concerning other products are handled on a product-by-product basis.

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

The Wander Watch Products. The Company views its corporate role in the medical monitoring industry as that of developer, designer and manufacturer. To that end, the Company has negotiated and signed contracts with Response USA to distribute its Wander Alert detection equipment. Response USA leases the systems to individuals and home care agencies and offers central station monitoring of the Wander Watch Alert 24 units for an additional monthly fee. The company has a recurring revenue sharing arrangement with Response USA. The Company began receiving income from recurring monthly fees in the first quarter of 1999. Response USA has four regional offices servicing all 50 states and markets to home care agencies, hospitals, adult day care facilities, as well as individuals. Response USA receives payment for the Wander Watch system both from end users and various state and local agencies. Currently reimbursements include Milwaukee, Pennsylvania, Department of Aging waiver program, Rhode Island Department of Aging, partial reimbursement from local California programs and partial reimbursement from New York local programs. Reimbursement is pending in Massachusetts, and Response USA is seeking other state and local agencies to approve the systems for reimbursement. There is no assurance that other reimbursements will be obtained or those in place will continue. Response USA also receives referrals from the National Alzheimer Association and participates in their Safe Return program.

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

5. The SEI Alert 24 product line has been designed to allow security companies access to one of the fastest growing segments of the industry: electronic home incarceration. The competitors' use of abusive pricing policies and proprietary software which is incompatible with standard central station equipment have worked together to keep independent contractors out of the market. Using the Company's products, these security companies are now able to compete with BI Incorporated, Strategic Technologies, and Elmo-Tech for municipal contracts on an even footing. Unlike other manufacturers, the Company currently does not directly compete against its customers in the contract monitoring business. However, the company is seeking strategic associations with other companies in the criminal justice monitoring industry to vertically integrate its business and maximize market share.

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

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS.

     The following discussion should be read in conjunction with the information contained in the financial statements of the Company, and the Notes thereto appearing elsewhere herein, and in conjunction with the Balance Sheet at December 31, 1998 and Income Statement for the year ended December 31, 1998 contained in the Company's Annual Report 10-KSB and in conjunction with the quarterly 10-QSB reports for the periods ended March 31, 1998 and June 30, 1998, and September 30, 1998 incorporated herein by reference, and is qualified in its entirety by reference to such financial statements.

RESULTS OF OPERATIONS

     A majority of the Company's revenues are derived from sales of electronic monitoring devices to the long term health care and criminal justice industry. Sales revenues are recognized when the products are shipped.

     Operating revenues decreased by $9,026 (65%) for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998

     Gross profit for the first quarter of 1999 decreased to $880 compared to $9008 for the first quarter of 1998. The decrease is due in part to lower margins on sales of spares and parts, which have a lower markup.

     Selling, general and administrative expenses were $107,506 in the first quarter of 1999, compared to $86,412 for the first quarter of 1998. This represents an increase of 25% over selling, general and administrative expenses for the first quarter of 1998. The increase is in part due to increased insurance costs, professional fees, and contract services and expenses. Sales and marketing expenses increased to $21,501 for the first quarter 1999. Sales and marketing expenses increased due to the hiring of Don Grimes as VP Sales in November of 1998. Management is concerned with the sales performance and attributes poor results as partially due to lack of funding for inventory. The commitment to hire a full time sales person was made so that the Company can maintain industry contacts in anticipation of obtaining funds to build inventory. General and administrative expenses remained fairly consistent in the first quarter of 1999 compared to the first quarter of 1998.

     The net loss for the quarter ending March 31, 1999 was $116,248 or $0.011 per share based on 11,147,749 shares outstanding, as compared to a net loss for the first quarter of 1998 of $86,412, or $0.009 per share. The net loss for the period is primarily attributed to insufficient level of revenue generated by the Company.

LIQUIDITY AND CAPITAL RESOURCES.

     Net cash provided from financing activities was $26,688 for the three months ended March 31, 1999, raised through private placement of common stock and borrowing.

     The Company has no material commitments for capital cash expenditures during the next quarter and believes that its current cash and working capital position and future income from operations will require sufficient additional capital to meet its cash and working capital needs.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.
None

Item 2. Changes in Securities
None

Item 3. Defaults.
None

Item 4. Submission Of Matters To A Vote Of Security Holders.
None

Item 5. Other Information

The Company has entered into a letter of intent to acquire distance learning business from IEG Holdings, Inc. Subsequent to the close of the first quarter 1999, the Company has determined that it will be in its best interest to concentrate first on the acquisition of the Spanish University of America distance learning portion of IEG Holdings, and is conducting due diligence prior to setting a closing date. The Company also has been in acquisition negotiations with RTI Global,Inc., a provider of electronic publishing solutions for commercial printers and publishers. The Company is evaluating the possibility that it may be able to acquire a majority stake in RTI, but has not yet entered into a letter of intent. The Company is also discussing possible acquisition with several monitoring companies in the criminal justice and security industries. These acquisitions, if realized, would allow for vertical integration of the Company's equipment manufacturing and management capabilities with municipal contract service providers and client central monitoring facilities.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits

(2.0) Plan and Agreement of Merger between MAS Acquisition Corp. and Sloan Electronics Inc. as filed with the Form 8-K Amendment on March 18, 1998.

(2.1) Article of Amendment changing company name from MAS Acquisition I Corp. to Sloan Electronics, Inc. as filed with the Form 8-K Amendment on March 18, 1998.

(3)(i) Articles of Incorporation as filed with the Form 10-SB
       Registration Statement on September 4, 1996.

(3)(ii)Bylaws of the Company adopted by the Company from the Bylaws of Sloan Electronics, Inc. as amended, filed with the form 10-QSB on November 12, 1998

(4)    Specimen Stock Certificate as filed with the Form 10-SB
       Registration Statement on September 4, 1996.

(4.1) Specimen Stock Certificate replacing MAS Acquisition I Corp. Stock Certificate, filed with form 10-KSB/A April 7, 1998.

(4.2) Stock Option Plan approved by shareholders May 16,1998 as filed with form DEF-14A April 10, 1998.

(10)   Material Contracts as filed with the form 10-KSB/A April 7, 1998

(13)   Quarterly reports for 1998 filed as 10-QSB on May 14,
       1998, 10-QSB/A on August 20, 1998 and 10-QSB on November
       13, 1998. Annual Report 10K-SB for the period ended
       December 31, 1998 as  filed on March 30, 1999.



(22) Published report regarding matters submitted to vote as Filed with DEF-14A on April 10, 1998 and DEF-14A as filed
       On April 6, 1999.

(27)   Financial data schedule for electronic filing.

(99.1) Consulting Agreement with Feingold & Kam

(99.2) Letter of Intent with IEG Holdings


(b) Reports on Form 8-K
None

                               Signatures
   In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SLOAN ELECTRONICS, INC.

Dated May 12, 1999
                                             By: /s/ Paul Sloan
                                              Paul Sloan
                                              President and CEO


Dated May 12, 1999                           By: /s/ Larry Provost
                                              Larry Provost
                                              Chairman and CFO