Form 10QSB
period 1999-06-30
SALIENT CYBERTECH INC
filed 1999-08-13
CIK 1022409

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              For the quarter ended  - June 30, 1999
                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from   to

                       Commission file number 0-28772
                            Salient Cybertech, INC.
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

                         Sloan Electronics, Inc.
(Former name, former address and former fiscal year if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     YES [x] NO [ ]

     As of June 30, 1999, the Registrant has outstanding
11,647,749 shares of Common Stock, $.001 par value.


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



                           Salient Cybertech, Inc.
                                Form 10-QSB
              Quarterly Report, period ended June 30, 1999

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


Part II.  Other Information

July 28, 1999




TO THE BOARD OF DIRECTORS
Salient Cybertech, Inc.
  (formerly known as Sloan Electronics, Inc.)
Sarasota, Florida


ACCOUNTANTS' COMPILATION REPORT


We have compiled the accompanying statements of financial condition of Salient Cybertech, Inc. (formerly known as Sloan Electronics, Inc.), as of June 30, 1999 and December 31, 1998, the related statements of changes in stockholders' equity for the periods then ended, and the statements of operations for the three and six month periods ended June 30, 1999 and 1998 and cash flows for the six month periods ended June 30, 1999 and 1998, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

/s/ Bobbitt, Pittenger & Company, P.A.


Certified Public Accountants

                    SALIENT CYBERTECH, INC.
            (FORMERLY KNOWN AS SLOAN ELECTRONICS, INC.)

               STATEMENTS OF FINANCIAL CONDITION


                                        June 30,    December 31,
                                         1999          1998

ASSETS

Cash                                 $      906      $   19,792
Accounts receivable - net                15,508          12,126
Inventory                                21,108          27,171
Prepaid insurance                        13,063          26,422
Prepaid legal fees                      316,667
Prepaid consulting fees                 316,667
Deferred syndication costs              100,000         100,000
                                       --------        --------
TOTAL CURRENT ASSETS                    783,919         185,511

EQUIPMENT - NET                           1,444           1,892
                                       --------        --------
                                   $    785,363     $   187,403

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable                  $      88,137    $     79,736
Accrued expenses                        125,752         117,442
Accrued interest                          9,775           8,650
Accrued interest - related party         60,459          41,189
Notes payable                            25,094          41,718
Notes payable - related party           242,200         210,000
                                       --------        --------
TOTAL CURRENT LIABILITIES               551,417         498,735

STOCKHOLDERS' EQUITY
Common stock - authorized 80,000,000
shares; par value $.001; issued and
outstanding, 11,647,749 and 10,635,249
shares at June 30,1999 and December
31, 1998, respectively                   11,648          10,635
Additional paid-in capital            1,432,180         603,134
Due from officer                        (33,565)        (33,565)
Accumulated deficit                  (1,176,317)       (891,536)
                                    ------------      ----------
TOTAL STOCKHOLDERS' EQUITY              233,946        (311,332)
                                    ------------      ----------
                                   $    785,363     $   187,403
                                   =============    ============




F2                    See accountants' compilation report.

                       SALIENT CYBERTECH, INC.
             (FORMERLY KNOWN AS SLOAN ELECTRONICS, INC.)

                      STATEMENTS OF OPERATIONS



                  Six months    Three months    Six months     Three months
                    ended          ended          ended            ended
                June 30, 1999  June 30, 1999  June 30, 1998    June 30, 1998

SALES           $   13,417      $     8,589     $   37,886       $   24,032
COST OF SALES        8,621            4,122         19,924           15,078
                ----------      -----------     -----------      -----------
GROSS PROFIT         4,796            4,467         17,962            8,954

EXPENSES
Selling             38,970           12,607            970              903
General and
administrative     255,212          161,792        198,520          111,711
Interest            20,395           10,773
                  ----------      ---------       ---------        ---------
                   314,577          185,172        199,490          112,614
                 -----------      ---------       ---------        ---------
NET LOSS         (309,781)         (180,705)      (181,528)        (103,660)

OTHER INCCOME      25,000            25,000
                 ----------       ---------       ---------        ---------
LOSS BEFORE
INCOME TAXES     (284,781)         (155,705)      (181,528)        (103,660)

INCOME TAXES
                ----------       ----------       ----------       ----------
NET LOSS        $(284,781)        $(155,705)     $(181,528)       $(103,660)

NET LOSS
PER SHARE    $      (.025)     $      (.025)  $      (.019)   $      (.010)
            ==============     =============  =============   =============



F3                    See accountants' compilation report.

                       SALIENT CYBERTECH, INC.
              (FORMERLY KNOWN AS SLOAN ELECTRONICS, INC.)

           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                               Additional
                   Common       Paid-in    Due from   Accumulated
                    Stock       Capital     Officer     Deficit     Total

BALANCE,
Jan. 1, 1998     $  9,189   $   376,497    $(33,565)  $(591,407)   $(239,286)

Sale of
common stock          225        64,775                               65,000

Stock issued
for services          111        10,889                               11,000

Stock issued in
private placement
offering            1,000        99,000                              100,000

Note payable
converted to
common stock          110        51,973                               52,083

Net loss                                               (300,129)    (300,129)
                ----------    ----------   ---------  ----------    ---------
BALANCE,
Dec. 31, 1998      10,635       603,134     (33,565)   (891,536)    (311,332)

Sale of
common stock           13         9,987                               10,000

Stock issued
for services        1,000       799,000                              800,000

Stock issued as
compensation                     20,059                               20,059

Net loss                                                (284,781)   (284,781)
                ----------    ----------   ---------  ----------    ---------
BALANCE,
June 30, 1999      $11,648    $1,432,180    $(33,565)  $1,176,317  $ 233,946
                ==========    ==========   ==========  ==========  ==========

F4                    See accountants' compilation report.

                             SALIENT CYBERTECH, INC.
                (FORMERLY KNOWN AS SLOAN ELECTRONICS, INC.)

                        STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED



                                                       June 30,
                                                  1999         1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                      $(284,781)     $(181,528)

Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation                                        448         14,697
Forgiveness of accounts payable                 800,000
Stock issued for services                        20,059
Noncash disbursements                                           11,000
Decrease in operating assets:
Accounts receivable - net                        (3,382)        72,966
Inventory                                         6,063        (15,508)
Prepaid insurance                                13,359
Prepaid legal fees                             (316,667)
Prepaid consulting fees                        (316,667)
Deferred syndication costs
Increase in operating liabilities:
Accounts payable                                  8,401        (31,773)
Accrued expenses                                  8,310
Accrued interest                                 20,395         13,600
                                              ---------       ---------
NET CASH USED IN OPERATING ACTIVITIES           (44,462)      (116,546)
                                              ---------       ---------
CASH FLOWS USED BY INVESTING ACTIVITIES
Purchase of equipment                                             (903)
                                              ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans                              35,200          40,000
Proceeds from sale of common stock               10,000         105,000
Repayments of loans                             (19,624)
                                                --------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES        25,576         145,000
                                                --------        --------
NET (DECREASE) INCREASE IN CASH                 (18,886)         27,551

CASH, at beginning of period                     19,792           3,936
                                                --------        --------
CASH, at end of period                     $        906      $   31,487
                                           =============     ===========



   F5                 See accountants' compilation report.

                                                          June 30,
                                                      1999         1998

SUPPLEMENTAL DISCLOSURES:
Interest paid                                        $    -     $   562

Non cash financing activity - note payable of $50,000 and accrued interest of $2,083 converted to 110,000 shares of common stock in the year ended December 31, 1998

Non cash financing activity - stock issued for prepaid legal fees 500,000 shares, valued at $400,000

Non cash financing activity - stock issued for prepaid consulting fees 500,000 shares, valued at $400,000

Non cash financing activity - stock options issued for compensation 30,000 shares, compensation valued at $20,059

Part I.  Item 2. Description of business and management's discussion

Salient Cybertech, Inc. (the "Company") is the new name for Sloan Electronics, Inc. authorized by the shareholders at the Annual Shareholders' Meeting on May 22, 1999 and approved by the Board of Directors on May 22, 1999. The company, through the Sloan Electronics division will continue to design, manufacturer and market electronic monitoring equipment for the criminal justice industry and the long-term health care industry. It will market house arrest monitoring equipment through its in-house marketing department and currently distributes its products through national service providers. The Sloan Electronics division has a distribution agreement with Response USA, a distributor of personal emergency response systems. King Alarm, a security product distributor, previously was an exclusive distributor of Company products to the security industry, has been sold to ADI, a subsidiary of Pitway Corp, and is no longer an active distributor.

Salient Cybertech, Inc. is actively seeking acquisition candidates with interests in technology, internet, distance learning, and security industries. During the second quarter 1999, acquisition discussions were held with several companies.

The Company's revenues are currently primarily from product sales. Based on a written agreement, the Company is to receive recurring payments from Response USA based on a percentage of their service revenue. The Company received recurring revenue from Response USA in the first quarter of 1999, and will receive recurring revenue for the second quarter of 1999.

MAS Acquisition I Corp., was incorporated on July 31, 1996 in the State of Delaware, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On December 5, 1997, pursuant to the terms of an Agreement of Merger (the "Agreement") between the Company and Sloan Electronics, Inc. ("Sloan"), Sloan has merged into the Company and the Company changed its name to Sloan Electronics, Inc., and in May 1999 changed its name to Salient Cybertech, Inc.


Sloan Electronics Division Products

Information sheets and video clips of some of the company's products are available from the company web site at salientcyber.com.

Criminal Justice:

The Sloan Electronics division offers a full range of electronic monitoring equipment for the criminal justice house arrest corrections programs and for the medical industry's long-term health care providers. We believe our equipment strikes a balance between solid, state-of-the-art, high-quality products and competitive price.

The concept behind the product line is that each product is able to stand alone, without additional equipment such as door sensors or custom wiring, yet each product is integratable with a number of pre-existing computer software programs. This philosophy of integration makes the SEI Alert products and Wander Watch products more attractive to institutional consumers.

The SEI Alert 24 Single Offender Based System. A tamper-proof transmitter is fitted and attached to an offender's ankle. This anklet is waterproof and designed to be worn at all times. A home-based receiver is placed in a
central location within a residence, and a range  setting  is selected.   In
the event that the anklet is removed, or that the person wearing it strays outside the predetermined range, the event is recorded, time and date stamped, and sent by modem to an outside monitoring station within 4 minutes. The current industry average time window is over 8 minutes.

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

Medical Monitoring:

The Wander Watch Single Patient System. An adjustable, tamper-proof anklet is fitted to a patient's leg. It is completely waterproof and designed to be
worn  at  all  times,  including  bathing  and  swimming.   The  micro-
transmitter in the anklet sends a coded silent radio signal to the home receiver, which in turn determines the proximity of the patient to the base unit. An alarm will sound when the patient travels beyond the selected range or if the anklet is removed. This alarm can be transmitted by telephone to a central station using industry standard alarm protocols. Dispatchers at the central station can then take the appropriate responses, such as calling the caregiver, notifying a neighbor, or calling emergency services.

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

The Medical Industry. A patient's compulsive desire to wander about is a symptom of dementia, which often accompanies Alzheimer's Disease. Biologically, this is caused by physical changes in the brain. Oftentimes the patient acts out of routine, such as the repetitive action of getting ready to leave for work every day. Sometimes the patient just feels tense or trapped and wants to escape his environment. Until recently, a common medical practice was to heavily sedate these patients, or to restrain a patient to a chair or bed to keep them from wandering. Today, hospitals and institutions maintain separate facilities to enable them to better deal with patients who demonstrate a compulsive desire to wander. However, the huge costs associated with institutionalized care, along with its impersonal nature, make at-home care an important option for many families. Of the 4 million currently diagnosed with Alzheimer's, 3 million live at home, cared for by family, visiting aides, and nurses supplied by the estimated 18,000 at-home care agencies which are projected to grow 30% every two years. The Sloan electronic Wander Watch Alert 24 systems are designed to help at-home caregivers and institutions safeguard patientsprone to wandering.

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

BUSINESS STRATEGY

The Company's electronics business strategy is based on establishing a market share within the criminal justice house arrest industry and within the healthcare industry. By incorporating better, more cost-effective technology into its SEI Alert 24 product line and its Wander Watch products, we believe that our products are among the best currently available in these two industries.

Until recently, Management has defined the Company's role as primarily a manufacturer who markets products directly to the criminal justice industry, while relying on distributors such as Response USA to market its Wander Watch healthcare product line. However, Management recognizes that there are many business opportunities for the Company in addition to its electronic monitoring business. Consequently, the Board of Directors recommended to the shareholders a name change to reflect their decision to divide operations into multiple divisions with operations in the technology, internet distance learning and electronics industry sectors. Shareholders' approval was obtained at the Annual Meeting of Shareholders on May 22, 1999. One of the proposed new technology divisions will provide distance learning over the internet. During the second quarter, we have been negotiating with Gemini Learning Systems, Inc., a Canadian company that has developed and markets a "Cyber Learning" engine which allows existing curricula to be quickly and easily adapted to internet and new media distribution and therefore be available worldwide. In addition, we are presently evaluating a number of other strategic relationships with established businesses in the internet, electronics and technology industries as well as the criminal justice industry with a view towards acquiring existing profitable businesses, along with management teams, as operating divisions. These acquisitions, if realized, will provide both horizontal and vertical integration for the Company.

To further the Company's goals and improve shareholder value through acquisitions, management has taken steps to promote the company to investors in order to improve share price. A strong price with good daily volume will allow the company to raise the additional capital needed to grow the core business, and to fuel expansion into other businesses through acquisitions for stock. To these ends, the Company has hired David Feingold,Esq. of Feingold & Kam. As corporate attorney specializing in corporate issues that affect emerging companies, Mr. Feingold is working with management to position the Company as a holding company with interests in the Internet and technology sectors. The company has also hired Baxter Banks and Smith to act as investment bankers and to assist in fund raising and various acquisition projects. The company also retained Dayton Scott Associates, Inc. to act as consultants under a one year agreement to improve shareholder value by promoting the company. Dayton Scott Associates received 500,000 shares as compensation in the second quarter of 1999, however, management concluded that their course of conduct was detrimental to the company and its shareholders and is seeking a return of the compensation.

High-Quality Image. We believe that within the house arrest and medical monitoring industries, the Company has built a reputation for developing and manufacturing some of the best, cost-effective and user-friendly systems on the market. The Wander Watch products and the SEI Alert 24 products reflect our commitment to quality; the highest standards in design, assembly and appearance of products. We recognize that product dependability and reliability are highly significant to success.
Therefore, quality control and customer satisfaction play an important role in our business strategy.

Focus on Private Residence. The Wander Watch product line and the SEI Alert 24 product lines are both specifically designed to be used in a private home, apartment or townhouse. Ease-of-use and stand-alone features inherent to both products give them a competitive advantage in these areas.

The Wander Watch Single Patient System is both affordable and easy to install. The receiver unit plugs into a standard outlet. Unlike most competitive products, this is all that is required to install and operate the products; doors do not need to be wired with sensors. There are no wires or barriers associated with the products. This stand-alone concept runs contrary to the current industry thinking. Management believes that this concept is one of the reasons that makes the product line more attractive to the consumers.

Customer Service and Support.   Sloan Electronics believes that its
relationship with its dealers and its consumers has contributed significantly to its past success and should continue to enhance its future prospects. The ability to upgrade its equipment in the field not only gives a competitive advantage within the industry, but also allows us to focus on up-selling and upgrading its product line.

PRODUCT DESIGN AND DEVELOPMENT

The Sloan Electronics division is continuously engaging in electronic component research, design, experimentation and development, all of which are essential to maintaining a competitive advantage in the market place. The overall product development is managed and directed by Paul Sloan, President. In addition, on project-by-project basis, a product development team is assembled from personnel within the Company and may include personnel outside the Company as well.

The product development team is responsible for developing working designs of all approved product concepts using computer-aided design systems, and for coordinating all modeling and initial prototyping. The in-house testing department evaluates all prototypes. We then create full documentation and design all circuitry artwork. Complete product specifications and designs are then sent to Kimchuk Inc., which prints the circuit-boards, assembles, tests, performs quality control inspections to rigid standards, packages and finally drop-ships the products to distributors or directly to customers.

SALES AND MARKETING

The marketing strategy varies based upon each product line. With regard to the criminal justice house arrest market, we plan to continue to market SEI Alert 24 products to independent service providers and to municipalities which monitor and administer their own house arrest programs. The Board of Directors has created the position of Vice President of Sales and named Donald Grimes to the post. Mr. Grimes has extensive experience in the criminal justice monitoring industry. In addition, the company is seeking strategic associations with other companies to develop and market enhanced products for the criminal justice industry. The Company has licensed its Wander Watch Alert 24 single patient departure alert system for exclusive distribution to the long-term health care industry to Response USA, a major company in the PERS (Personal Emergency Response System) industry. Response USA leases Wander Watch Alert 24 single patient systems on a monthly basis to individual users and to home care agencies. We also sell directly to independent security companies who distribute to end users. Marketing strategies and distribution decisions concerning other products are handled on a product-by-product basis.

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

The Wander Watch Products. We view our role in the medical monitoring industry as that of developer, designer and manufacturer. To that end, we have negotiated and signed contracts with Response USA to distribute wander alert detection equipment. Response USA leases the systems to individuals and home care agencies and offers central station monitoring of the Wander Watch Alert 24 units for an additional monthly fee. The company has a recurring revenue sharing arrangement with Response USA, and began receiving income from recurring monthly fees in the first quarter of 1999, and will receive payments for the second quarter of 1999. Response USA has four regional offices servicing all 50 states and markets to home care agencies, hospitals, adult day care facilities, as well as individuals. Response USA receives payment for the Wander Watch system both from end users and various state and local agencies. Currently reimbursements include Milwaukee, Pennsylvania, Department of Aging waiver program, Rhode Island Department of Aging, partial reimbursement from local California programs and partial reimbursement from New York local programs. Reimbursement is pending in Massachusetts, and Response USA is seeking other state and local agencies to approve the systems for reimbursement. There is no assurance that other reimbursements will be obtained or those in place will continue. Response USA also receives referrals from the National Alzheimer Association and participates in their Safe Return program.

Advertising. The Company has advertised in trade publications specific to the markets it manufacturers products for, and in journals which publish company-by-company product comparisons. We are constantly seeking out innovative ways to build name recognition within the industries in which we compete, as well as to create public awareness for its product line. The Company maintains a web site at www.salientcyber.com .

COMPETITION

The Company competes in a number of niche markets, which management believes will continue to grow.

House Arrest Market. Competitors within the criminal justice market include BI Incorporated, Strategic Technologies, Inc., and Elmo-Tech Ltd. Although all of the companies manufacturing house arrest products base their products on the same principals, management believes that the Company has competitive advantages over its competitors within this industry.

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

5. The SEI Alert 24 product line has been designed to allow security companies access to one of the fastest growing segments of the industry: electronic home incarceration. The competitors' use of abusive pricing policies and proprietary software which is incompatible with standard central station equipment have worked together to keep independent contractors out of the market. Using the Company's products, these security companies are now able to compete with BI Incorporated, Strategic Technologies, and Elmo-Tech for municipal contracts on an even footing. Unlike other manufacturers, we do not directly compete against our customers in the contract monitoring business. However, we are seeking strategic associations with other companies in the criminal justice monitoring industry to vertically integrate business and maximize market share.

Long-Term Healthcare Market. Competition in this market includes WanderGuard, Code Alert, Watchmate and Secure Care Products. All of these companies utilize proximity sensing technology, which requires that a patient wear a low powered transmitter that sends a weak signal. A receiver is mounted at each door. When a patient approaches the door, an alarm sounds and the door magnetically locks. Our Wander Watch Alert 24 technology has a competitive advantage over proximity-sensing systems since it requires no additional wiring of door sensors and provides a higher level of patient security.

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

The Fleet Watch Alert 24. The Fleet Watch system is able to monitor vehicles and generate status reports on demand, confirm employee hours of vehicle operation and continuously monitor the comings and goings of fleet vehicles. This tamper resistant monitoring system installs in less than 30 minutes, ends unapproved vehicle use, and provides a complete audit trail and other necessary usage reports for each vehicle in a company's fleet. This unit has been successfully tested on a fleet of concrete trucks.

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

MANUFACTURING AND ASSEMBLY

All of our electronic products are currently made in the USA. Kimchuk Inc., the Company's primary contract manufacturer, has many years of experience as an electronics manufacturer and designer. Kimchuk manufacturers over 500 different products at its four plants located through out the East Coast.

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

FUTURE PRODUCTS

We continue to look for new ideas for development of new products, and believe that new products could represent substantial new business for the Company.

GOVERNMENT REGULATION

The Company's facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. We are also subject to the Federal Occupational Safety and Health Act and other laws and regulations effecting the safety and health of employees in the administrative and manufacturing areas of facilities. We believe that we are in compliance in all material aspects with all applicable environmental and occupational safety regulations. Our radio frequency anklet transmitter is subject to FCC (Federal Communications Commission) regulations, as are all radio frequency devices. The Company has obtained type approval #HCQ3B6WWT for the anklet transmitter and its products are in compliance with FCC rules Part 15.

YEAR 2000

The Company's products and operations are year 2000 compliant.


              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS.

     The following discussion should be read in conjunction with the information contained in the financial statements of the Company, and the Notes thereto appearing elsewhere herein, and in conjunction with the Balance Sheet at December 31, 1998 and Income Statement for the year ended December 31, 1998 contained in the Company's Annual Report 10-KSB and in conjunction with the quarterly 10-QSB reports for the periods ended March 31, 1998 and June 30, 1998, September 30, 1998, and March 31, 1999
incorporated herein by reference, and is qualified in its entirety by reference to such financial statements and reports.

RESULTS OF OPERATIONS

     A majority of the Company's revenues are derived from sales of electronic monitoring devices to the long term health care and criminal justice industry. Sales revenues are recognized when the products are shipped.

     Operating revenues decreased by $24,469 (65%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998

     Gross profit for the first half of 1999 decreased to $4,796 compared to $17,962 for the six months ended June 30, 1998. The decrease is due in part to lower sales.

     General and administrative expenses were $255,212 in the six months ended June 30, 1999, compared to $198,520 for the first half of 1998. This represents an increase of 29% over general and administrative expenses for the first half of 1998. The increase is in part due to increased insurance costs, professional fees, and contract services and expenses. Sales and marketing expenses increased to $38,970 for six months ended June 30, 1999. Sales and marketing expenses increased due to the management fees of VP Sales, Don Grimes. Management is concerned with the sales performance and attributes poor results as partially due to lack of funding for inventory.
The commitment to hire a full time sales representative was made to maintain industry contacts in anticipation of obtaining funds to build inventory. Interest expenses increased, and are expected to continue to increase as interest accrues and future debt is incurred.

     The net loss for the six months ended June 30, 1999 was $284,781 or $0.025 per share based on 11,647,749 shares outstanding, as compared to a net loss for the first half of 1998 of $181,528, or $0.019 per share. The net loss for the period is primarily attributed to insufficient level of revenue generated by the Company.

LIQUIDITY AND CAPITAL RESOURCES.

     Net cash provided from financing activities was $25,576 for the six months ended June 30, 1999, raised through private placement of common stock and borrowing.

     The Company has entered into an agreement to acquire Gemini Learning Systems Inc. for stock and cash during the next half and believes that its current cash and working capital position and future income from operations will require sufficient additional capital to meet its cash and working capital needs.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.
None

Item 2. Changes in Securities
The Shareholders', as an anti-takeover provision, at the Shareholders Meeting on May 22, 1999 approved an amendment to the Articles of Incorporation to allow for 20 shares of Preferred Stock with no par value convertible at the will of the holder into 1,500,000 Common Shares.

Item 3. Defaults.
None

Item 4. Submission Of Matters To A Vote Of Security Holders.

(a) At the Annual Shareholders' Meeting held on May 22, 1999 the shareholders approved items more fully discussed in the DEF14A Proxy Statement filed with the SEC on April 6, 1999 and incorporated herein by reference.
(b) The following were elected to the Board of Directors,
approved with 6,194,753 "FOR" , 0 "AGAINST" and 0 "WITHELD":
Class I:   Jim Marquis, Richard Brooks
Class II:  Jim Vondra, Paul Sloan
Class III: Larry Provost
On May 26, 1999 Richard Brooks notified the company that he resigned from the Board to pursue other business interests. His seat remains vacant.
(c) The following was voted upon at the meeting:
        1. The ratification of an anti-takeover amendment to the Company's Articles to classify the Company's Board of Directors into three classes and to provide for removal of directors only for cause. 6,194,753 "FOR" , 0 "AGAINST" and 0 "ABSTAIN".
        2. The ratification of an anti-takeover amendment to the Company's Articles to issue previously approved Preferred Stock, which the Company intends to issue to Larry Provost and Paul Sloan. 6,194,753 "FOR" , 0 "AGAINST" and 0 "ABSTAIN".

        3. The election of two Class I directors to serve until the 2000 Annual Meeting of Stockholders and until their respective successors are elected and qualified, the election of two Class II directors to serve until the 2001 Annual Meeting of Stockholders and until their respective successors are elected and qualified, and The election of one Class III director to serve until the 2002 Annual Meeting of Stockholders and until his respective successor is elected and qualified. (See (b) above.)
        4. The ratification of the re-appointment of Bobbitt Pittenger and Company PA, to audit the company's financial statements. 6,194,753 "FOR" , 0 "AGAINST" and 0 "ABSTAIN".
        5. The approval by the shareholders of options issued to officers, directors and consultants of the company under the 1998 Stock Option Plan. 6,194,753 "FOR" , 0 "AGAINST" and 0 "ABSTAIN".
        6. Approval for the Board of Directors to change the Company name to better reflect management's business plan. 6,194,753 "FOR" , 0 "AGAINST" and 0 "ABSTAIN".
        7. The transaction of such other business as may properly come before the meeting or any adjournment thereof: A motion was made that the shareholders clarify the powers of the Board of Directors, and it was RESOLVED that The Board of Directors is authorized to take any actions necessary to further the capital requirements of the Company, including, but not limited to, requirements of broker/dealers and investment bankers, the re-capitalization of the company, issuance of new classes of stock, effecting stock splits or reverse splits, declaring dividends, and issuing warrants. 6,194,753 "FOR" , 0 "AGAINST" and 0 "ABSTAIN".

(d) None

Item 5. Other Information

The Company is discussing the possible acquisition of several companies in the criminal justice security industry, but has not as of yet signed letters of intent. These acquisitions, if realized, will allow for vertical integration of our equipment manufacturing and management capabilities with municipal contract service providers and client central monitoring facilities. The Company has discussed possible acquisition with an internet service provider (ISP) in the North East, but such acquisition is considered unlikely.

Subsequent to the filing period of this report, we have signed a letter of intent to acquire Gemini Learning Systems, Inc., a Canadian company that has developed and markets a "Cyber Learning" engine which allows existing curricula to be quickly and easily adapted to internet and new media distribution, thereby making it available worldwide. Gemini products are unique in that their adaptive testing features provide a permanent record of employees' or students' results. Unlike many other distance learning models, the Gemini learning paradigm does not require the downloading of courseware, thereby minimizing pirating and security concerns. Information concerning Gemini Learning Systems is available at the www.gemini.com website. We believe that Gemini's existing corporate client base and its growth potential will represent an important acquisition for Salient Cybertech, and will add significant shareholder value. A copy of the letter of intent is attached as an exhibit to this report and provides more specific information concerning the acquisition. We hope to close on this acquisition as early as the end of August, 1999 pending completion of due diligence review.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits

(2.0) Plan and Agreement of Merger between MAS Acquisition Corp. and Sloan Electronics Inc. as filed with the Form 8-K Amendment on March 18, 1998.

(2.1) Article of Amendment changing company name from MAS Acquisition I Corp. to Sloan Electronics, Inc. as filed with the Form 8-K Amendment on March 18, 1998.

(3)    Articles of Incorporation as filed with the Form 10-SB
       Registration Statement on September 4, 1996.

(3.1) Certificate of Amendment to the Certificate of Incorporation as filed with the Delaware Department of State May 28, 1999.

(3.2)  Bylaws of the Company as amended.

(4)    Specimen Stock Certificate as filed with the Form 10-SB
       Registration Statement on September 4, 1996.

(4.1) Specimen Stock Certificate replacing MAS Acquisition I Corp. Stock Certificate, filed with form 10-KSB/A April 7, 1998.

(4.2) Specimen Stock Certificate replacing Sloan Electronics, Inc. Stock Certificate

(4.3) Stock Option Plan approved by shareholders May 16,1998 as filed with form DEF-14A April 10, 1998.

(10)   Material Contracts as filed with the form 10-KSB/A April 7, 1998

(13) Quarterly reports for 1998 filed as 10-QSB on May 14, 1998, 10-QSB/A on August 20, 1998 and 10-QSB on November 13, 1998. Annual Report 10K-SB for the period ended December 31, 1998 as filed on March 30, 1999. Quarterly report 10QSB for the period ended March 31, 1999 as filed on May 14, 1999.

(22) Published reports regarding matters submitted to vote as filed with DEF-14A on April 10, 1998 and DEF-14A as filed on April 6, 1999.

(27)   Financial data schedule for electronic filing.

(99.1) Consulting Agreement with Dayton Scott Associates. Inc.

(99.2) Agreement with Baxter Banks & Smith

(99.3) Letter of Intent with Gemini Learning Systems, Inc.

(b) Reports on Form 8-K

     1. Form 8K filed with the Securities and Exchange Commission on May 27,1999 regarding the name change to Salient Cybertech, Inc.
     2. Form 8K filed with the Securities and Exchange Commission on June 3,1999 regarding the resignation of a Director.
     3. Form 8K/A filed with the Securities and Exchange Commission on May 19,1999 regarding the termination of a letter of intent.


                               Signatures
   In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SLOAN ELECTRONICS, INC.

Dated August 13, 1999
                                             By: /s/ Paul Sloan
                                              Paul Sloan
                                              President and CEO

Dated August 13, 1999                        By: /s/ Larry Provost
                                              Larry Provost
                                              Chairman and CFO