Form 10QSB
period 1999-09-30
SALIENT CYBERTECH INC
filed 1999-11-12
CIK 1022409

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              FORM 10-QSB
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              For the quarter ended  - September 30, 1999
                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from   to

                       Commission file number 0-28772
                        Salient Cybertech, Inc.
               (Name of Small Business Issuer in its charter)

                Delaware                                35-1990559
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)              Identification Number)

     1715 Stickney Pt,. Rd, Sarasota FL                        34231
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

     As of September 30, 1999, the Registrant has outstanding
11,647,749 shares of Common Stock, $.001 par value.


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



                           Salient Cybertech, Inc.
                                Form 10-QSB
              Quarterly Report, period ended September 30, 1999

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

 November 4, 1999




TO THE BOARD OF DIRECTORS
Salient Cybertech, Inc.
  (formerly known as Sloan Electronics, Inc.)
Sarasota, Florida





We have compiled the accompanying statements of financial position of Salient Cybertech, Inc. (formerly known as Sloan Electronics, Inc.) as of September 30, 1999 and December 31, 1998, the related statements of changes in stockholders' equity for the period ended September 30, 1999, and the statements of operations for the three and nine month periods ending September 30, 1999 and 1998 and cash flows for the nine month periods ended September 30, 1999 and 1998, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

/s/Bobbitt, Pittenger & Company, P.A.


Certified Public Accountants

                    SALIENT CYBERTECH, INC.
            (FORMERLY KNOWN AS SLOAN ELECTRONICS, INC.)

               STATEMENTS OF FINANCIAL CONDITION

                                        Sept 30,    December 31,
                                         1999          1998
ASSETS

Cash                                 $      165      $   19,792
Accounts receivable - net                15,072          12,126
Inventory                                25,605          27,171
Prepaid insurance                         6,407          26,422
Prepaid legal fees - current            562,500
Deferred syndication costs              100,000         100,000
                                       --------        --------
TOTAL CURRENT ASSETS                    709,749         185,511

EQUIPMENT - NET                           1,220           1,892
Prepaid legal fees-long term            187,500
                                       --------        --------
                                   $    898,469     $   187,403
                                       ========         =======
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable                  $     111,701    $     79,736
Accrued expenses                        196,801         117,442
Accrued interest                         10,338           8,650
Accrued interest - related party         73,211          41,189
Notes payable                            17,375          41,718
Notes payable - related party           235,000         210,000
                                       --------        --------
TOTAL CURRENT LIABILITIES               644,426         498,735

STOCKHOLDERS' EQUITY

Common stock - authorized 80,000,000
shares; par value $.001; issued and
outstanding, 11,647,749 and 10,635,249
shares in 1999 and 1998, respectively    11,648          10,635

Preferred stock- authorized 20 shares
No par value, no shares issued and
outstanding
Additional paid-in capital            2,444,681         603,134
Due from officer                                        (33,565)
Accumulated deficit                  (2,202,286)       (891,536)
                                    ------------      ----------
TOTAL STOCKHOLDERS' EQUITY              254,043        (311,332)
                                    ------------      ----------
                                   $    898,469     $   187,403
                                   =============    ============


F2                    See accountants' compilation report.

                         SALIENT CYBERTECH, INC.
              (FORMERLY KNOWN AS SLOAN ELECTRONICS, INC.)

                        STATEMENTS OF OPERATIONS



                 Nine months    Three months    Nine months    Three months
                    ended          ended           ended           ended
               Sept 30, 1999   Sept 30, 1999   Sept 30, 1998   Sept 30, 1998

SALES           $   20,369      $     6,952     $   74,892       $   37,006
COST OF SALES       12,812           4,191         40,596           20,672
                ----------      -----------     -----------      -----------
GROSS PROFIT         7,557            2,761         34,296           16,334

EXPENSES
Selling             40,694            1,723          1,058               88
General and
administrative   1,268,310          607,983        281,001           97,553
Interest            34,303           10,684         22,133            7,061
                  ----------      ---------       ---------        ---------
                 1,343,307          683,390        304,192          104,702
                 -----------      ---------       ---------        ---------
NET LOSS        (1,335,750)        (680,629)      (269,896)         (88,368)

OTHER INCCOME       25,000
LOSS BEFORE
INCOME TAXES    (1,310,750)        (680,629)      (269,896)         (88,368)

INCOME TAXES
                ----------       ----------       ----------       ----------
NET LOSS       $(1,310,750)      $(680,629)      $(269,896)        $(88,368)
             ==============    =============  =============    =============

NET LOSS
PER SHARE    $      (.115)     $     (.058)  $       (.027)    $      (.008)
            ==============     =============  =============    =============










F3                    See accountants' compilation report.

                       SALIENT CYBERTECH, INC.
              (FORMERLY KNOWN AS SLOAN ELECTRONICS, INC.)

           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                               Additional
                   Common       Paid-in    Due from   Accumulated
                    Stock       Capital     Officer     Deficit     Total

BALANCE,
Jan. 1, 1999     $  10,635  $   603,134    $(33,565)  $(891,536)  $(311,332)

Sale of
common stock            13        9,987                               10,000

Stock issued
for compensation                 20,060                               20,060

Stock issued
for services        1,000      1,811,500                           1,812,500

Reversal of due
from officer                                  33,565                  33,565

Net loss                                               (1,310,750) (1,310,750)
                ----------    ----------   ---------  ----------    ---------
BALANCE,
Sept 30, 1999      $11,648    $2,444,681)  $          $(2,202,286)  $ 254,043
                ==========    ==========   ==========  ==========  ==========







F4                    See accountants' compilation report.

                              SALIENT CYBERTECH, INC.
                  (FORMERLY KNOWN AS SLOAN ELECTRONICS, INC.)

                           STATEMENTS OF CASH FLOWS

                                                     September 30,
                                                  1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                    $(1,310,750)     $(269,896)

Adjustments to reconcile net loss to
net cash used in operating activities:

Depreciation                                        873         25,485
Noncash disbursements                                           11,000
Allowance for doubtful accounts                  33,565
Stock issued for legal fee                      375,000
Stock issued for consulting fees                687,500
Stock issued for compensation                    20,059
Accrued interest converted to stock                             (2,083)
(Increase) Decrease in operating assets:
Accounts receivable - net                        (2,946)        43,826
Inventory                                         1,566        (10,394)
Prepaid insurance                                20,015

Increase in operating liabilities:

Accounts payable                                 31,965         (6,130)
Accrued expenses                                 79,359         (1,109)
Accrued interest                                  1,688          1,688
Accrued interest- related parties                32,022         16,247
                                              ---------       ---------
NET CASH USED IN OPERATING ACTIVITIES           (30,284)      (191,366)
                                              ---------      ---------
CASH FLOWS USED BY INVESTING ACTIVITIES
Purchase of equipment                                             (903)
                                              ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans                              25,000          50,000
Repayments of debt                              (24,343)
Proceeds from sale of common stock               10,000         165,000
                                                --------        -------
NET CASH PROVIDED BY FINANCING ACTIVITIES        10,657         215,000
                                                --------        --------
NET (DECREASE) INCREASE IN CASH                 (19,627)         22,731

CASH, at beginning of period                     19,792           3,936
                                                --------        --------
CASH, at end of period                     $        165       $  26,667
                                           =============     ==========


   F5                 See accountants' compilation report.

                                                        September 30,
                                                      1999         1998

SUPPLEMENTAL DISCLOSURES:
Interest paid                                      $       593     $   562
                                                   ============    ========

Non cash financing activity - 500,000 shares of
Common stock issued for legal services             $(1,125,000)    $
                                                   ============    ========
Non cash financing activity - 500,000 shares of
Common stock issued for consulting services        $  (687,500)    $
                                                   ============    ========

Non cash financing activity - 30,000 shares of
Common stock granted under stock option plan       $   (20,060)    $
                                                   ============    ========
Non cash financing activity - conversion of note
Payable to common stock                            $               $ 52,083
                                                   ============    ========
Non cash financing activity - 110,000 shares of
Common stock issued for investment
banking services                                   $               $ 11,000
                                                   ============    ========

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

Salient Cybertech, Inc. is actively seeking acquisition candidates with interests in technology, Internet, distance learning, and security industries. During the third quarter 1999, acquisition discussions were held with several companies and resulted in the acquisition for stock of Gemini Learning Systems, Inc., which will operate as a division of the company. The company filed an 8K current report on September 28, 1999 and an 8K/A report on October 29, 1999 that more fully discuss the acquisition and are incorporated herein by reference. Gemini Learning Systems developed and markets SWIFT (tm) (SoftWare Intelligent Freeform Training) distance learning software and courseware. Ms. Kim Adolphe, founder of Gemini, will continue to run the division as President and has been named to the board of directors to fill the seat vacated by Mr. Richard Brooks in May of 1999.

Salient Cybertech's revenues are currently primarily from product sales. With the addition of Gemini Learning Systems, management hopes to add SWIFT licensing fees, courseware sales and recurring revenue from per use course fees to its revenues in the next fiscal year. Based on a written agreement, the Sloan Electronics division is to receive recurring payments from Response USA based on a percentage of their service revenue. The Company received recurring revenue from Response USA for the first and second quarter of 1999, and will receive recurring revenue for the third quarter of 1999. Response USA has recently modified its business focus and has sold several divisions. Management is unsure of their ability to successfully market the Wander Watch products, and there is uncertainty as to the growth or continuance of recurring payments from Response USA.


SLOAN ELECTRONICS DIVISION

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

Criminal Justice:

The Sloan Electronics division offers a range of electronic monitoring equipment for the criminal justice house arrest corrections programs. We believe our equipment strikes a balance between solid, state-of-the-art, high-quality products and competitive price.

The concept behind the product line is that each product is able to stand alone, without additional equipment such as door sensors or custom wiring, yet each product is integratable with a number of pre-existing computer software programs. This philosophy of integration makes the SEI Alert products as well as Wander Watch products more attractive to institutional consumers.

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

The SEI Alert 24 Automated Check In System. A kiosk for the criminal justice industry to facilitate the "day reporting" of offenders on probation or parole. Client is verified using hand print technology, listens to a specific message from the parole officer and replies using a telephone handset and tone pad. The system can collect restitution money and issues a receipt to the offender showing check-in details and payments. The system interfaces with a computer that can generate various reports. As a case management tool it improves a parole officer's efficiency in managing the growing number of inmates released into supervision programs. It has been used in field trial in Washington state for the Department of Corrections

Medical Monitoring:

The Wander Watch Single Patient System. An adjustable, tamper-proof anklet is fitted to a patient's leg. It is completely waterproof and designed to be worn at all times, including bathing and swimming. The micro-transmitter in the anklet sends a coded silent radio signal to the home receiver, which in turn determines the proximity of the patient to the base unit. An alarm will sound when the patient travels beyond the selected range or if the anklet is removed. This alarm can be transmitted by telephone to a central station using industry standard alarm protocols. Dispatchers at the central station can then take the appropriate responses, such as calling the caregiver, notifying a neighbor, or calling emergency services. Management is disappointed with the sales of this product and is reassessing the use of company assets to further develop and promote the single patient system.

The Wander Multi-Patient Wander Alert System. A computer-based system for placement within a medical facility, the Multi-Patient Alert System is able to notify a caregiver in the event of a patient departure from a long-term healthcare facility. It can monitor up to 25 patients. Unlike most wander alert systems installed in a medical facility, the Wander Watch system stands alone and does not require custom electrical wiring, installation of door sensors or the use of door barrier detection equipment.

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

Industry Background

The Corrections Industry. The United States currently locks up a greater share of its residents than other nations. According to the US Department of Justice there were 3.5 million people on probation or parole at year end 1995, and the estimated 5.5 million total in the correctional population equals 2.8% of US adults and is growing at 4.5% per year. As of June 30, 1995, there were 1,004,608 state prison inmates, up 9.1%, and 99,466 federal inmates, up 6.1%. The annual average increase in the prison population since 1980 has been 8.7% per year.

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

The Medical Industry. A patient's compulsive desire to wander about is a symptom of dementia, which often accompanies Alzheimer's Disease. Biologically, this is caused by physical changes in the brain. Oftentimes the patient acts out of routine, such as the repetitive action of getting ready to leave for work every day. Sometimes the patient just feels tense or trapped and wants to escape his environment. Until recently, a common medical practice was to heavily sedate these patients, or to restrain a patient to a chair or bed to keep them from wandering. Today, hospitals and institutions maintain separate facilities to enable them to better deal with patients who demonstrate a compulsive desire to wander. However, the huge costs associated with institutionalized care, along with its impersonal nature, make at-home care an important option for many families. Of the 4 million currently diagnosed with Alzheimer's, 3 million live at home, cared for by family, visiting aides, and nurses supplied by the estimated 18,000 at-home care agencies which are projected to grow 30% every two years. The Wander Watch Alert 24 systems are designed to help at-home caregivers and institutions safeguard patients prone to wandering.

The US Administration on Aging projects as many as 14.3 million Alzheimer's cases by 2040. The Company believes that the long-term healthcare segment of the medical industry is growing at an increasing rate. The Sloan Electronics Wander Watch Alert 24 Multi-Patient system is designed for long term care facilities. The Company also believes that the home-care segment of the healthcare market is growing at a steady rate. The Wander Watch Alert 24 Single Patient System is specifically designed to meet the needs of the more than 3 million Alzheimer's patients and patients with related medical disorders, who are cared for at home. These systems not only help protect the patient, but they also give the at-home caregiver peace of mind that their loved one will not wander off at night or when the caregiver is momentarily distracted. Recently, medical researchers have announced results that further the understanding of the chemical mechanisms associated with Alzheimer's and which may lead to methods to prevent or treat the disease. While management hopes such treatments will be developed, we are aware that they could decrease the need for the Wander Watch products.

Sloan Electronics Business Strategy

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

Sales And Marketing

The marketing strategy varies based upon each product line. With regard to the criminal justice house arrest market, we continue to market SEI Alert 24 products to independent service providers and to municipalities which monitor and administer their own house arrest programs. The company is seeking strategic associations with other companies to develop and market enhanced products for the criminal justice industry. The Company has licensed its Wander Watch Alert 24 single patient departure alert system for exclusive distribution to the long-term health care industry to Response USA, a major company in the PERS (Personal Emergency Response System) industry. Response USA leases Wander Watch Alert 24 single patient systems on a monthly basis to individual users and to home care agencies.

Management is disappointed with unit sales by Response USA and is evaluating its options for the sale and marketing of Wander Watch Alert 24 systems. We also sell directly to independent security companies who distribute to end users. Marketing strategies and distribution decisions concerning other products are handled on a product-by-product basis.

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

The Wander Watch Products. We view our role in the medical monitoring industry as that of developer, designer and manufacturer. To that end, we have negotiated and signed contracts with Response USA for them to distribute Wander Watch single patient systems. Response USA leases the systems to individuals and home care agencies and offers central station monitoring of the Wander Watch Alert 24 units for an additional monthly fee. The company has a recurring revenue sharing arrangement with Response USA, and received income from recurring monthly fees for the first and second quarter of 1999, and will receive payments for the third quarter of 1999. Response USA has four regional offices servicing all 50 states and markets to home care agencies, hospitals, adult day care facilities, as well as individuals. Response USA receives payment for the Wander Watch system both from end users and various state and local agencies. There is no assurance that other reimbursements will be obtained or those in place will continue. Response USA also receives referrals from the National Alzheimer Association and participates in their Safe Return program. Management is disappointed with sales of the single patient system by Response USA and recognizes the need to either develop an alternative distribution arrangement or to stop marketing the product.

Advertising. The Company has in the past advertised in trade publications specific to the markets it manufacturers products for, and in journals which publish company-by-company product comparisons. Sales from these efforts have been disappointing, and management is evaluating the expenditure of resources advertising the Wander Watch patient monitoring systems and SEI Alert 24 offender monitoring systems. However, we are continue to seek out innovative ways to build name recognition within the industries in which we compete, as well as to create public awareness for the product line. The Company maintains a web site at www.salientcyber.com.

Competition

The Company competes in a number of niche markets.

House Arrest Market. Competitors within the criminal justice market include BI Incorporated, Strategic Technologies, Inc., and Elmo-Tech Ltd. Although all of the companies manufacturing house arrest products base their products on the same principals, management believes that the Company has competitive advantages over its competitors within this industry.

1. The SEI Alert 24 product line uses a 900 MHz spread spectrum radio frequency. This technology is similar to the technological differences that exist between cordless phones. Phones using 900 MHz radio frequencies are far superior to those less expensive models that experience interference problems due to the fact that they operate at a lower frequency.

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

4. The SEI Alert 24 anklet transmitter is tamper resistant. No tamper system currently available is 100% tamper proof or false alarm proof. However, the SEI Alert 24 system is the most reliable on the market when it comes to false alarms. A false alarm necessitates a physical inspection of the anklet transmitter by a monitoring officer. Therefore, this fact is viewed as a major selling point among security providers.

5. The SEI Alert 24 product line has been designed to allow independent security companies access to a growing segment of the industry, electronic home incarceration. The competitors' use of abusive pricing policies and proprietary non-compatible software have worked together to keep independents out of the market. Using the Company's products, these security companies are now able to compete with BI Incorporated, Strategic Technologies, and Elmo-Tech for municipal contracts on an even footing. Unlike other manufacturers, we do not directly compete against our customers  in  the contract monitoring business.  However, we  are  seeking strategic associations with other companies in the criminal justice monitoring industry to vertically integrate business and maximize market share.

Long-Term Healthcare Market. Competition in this market includes WanderGuard, Code Alert, Watchmate and Secure Care Products. All of these companies utilize proximity sensing technology, which requires that a patient wear a low powered transmitter that sends a weak signal. A receiver is mounted at each door. When a patient approaches a door, an alarm sounds and the door magnetically locks. Our Wander Watch Alert 24 technology has a competitive advantage over proximity-sensing systems since it requires no additional wiring of door sensors and provides a higher level of patient security.

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

The Fleet Watch Alert 24. The Fleet Watch system is able to monitor vehicles and generate status reports on demand, confirm employee hours of vehicle operation and continuously monitor the comings and goings of fleet vehicles. This tamper resistant monitoring system installs in less than 30 minutes, ends unapproved vehicle use, and provides a complete audit trail and other necessary usage reports for each vehicle in a company's fleet. This unit has been successfully tested on a fleet of concrete trucks, and is available for field trials.

The Nurse Call Alert 24. A fully supervised 900 MHz spread spectrum wireless nurse call system is yet another innovation by the Company. The Company believes that this system is among the best wireless security system available, with unique features such as automatic signal check and low battery reporting. With the systems optional range extenders, any sized facility may be monitored. Another unique integratable option is the paging system which assists in quicker response times by staff. This system is available for field trials.


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

Product Warranties. The Company supports its products with a limited one year warranty, which covers all defects in materials or workmanship. The Company will repair or replace defective units without charge to the consumers for labor or materials. The Company's service department acts as liaison between the customer and Kimchuk and works aggressively to resolve any and all problems a customer may have with any of its products. The Company has not experienced a material level of product warranty claims for breakage or other defects.


Future Products

We continue to look for new ideas for development of new products, and believe that new products could represent substantial new business for the Company.



GEMINI LEARNING SYSTEMS DIVISION

Information about Gemini, and product demos can be seen by visiting the web site at www.gemini.com.

Gemini is a software applications development company, specializing in distance education and training solutions. The company created and markets software technology called SWIFT(tm) (SoftWare Intelligent Freeform Training). The Company is emerging from its development phase, having created an entire product line based on the SWIFT(tm) technology. The company has already begun to establish clients and a distribution network in Canada, the United States, the United Kingdom and Europe.

Management's primary objective is for Gemini to become a leader in the emerging internet/intranet distance education and training industry by establishing SWIFT(TM) as the de facto standard delivery environment. Management believes that it can obtain this objective through its strategic alliances and by utilizing its staff of outside consultants, most of whom are the top professionals in their field.

Background Information

Gemini Learning Systems, Inc. began business in the Canadian City of Calgary in 1990. The corporate aim was to develop a delivery environment for the emerging internet/intranet distance education and training industry. The corporation expended over $3,000,000 in developing its SWIFT(TM) technology, and a distribution network. During the past two years management believes Gemini spent approximately $300,000 on R&D, none of which will be directly borne by Gemini's customers, but all of which will be indirectly borne by the customer as reflected in the price of the products of Gemini, a portion of which will be allocated to the amortized cost of development. Gemini was purchased by the company on September 24, 1999, and will operate as a division of Salient Cybertech. Gemini is an emerging company, having emerged from its development phase this past quarter.

Gemini has 4 full time employees, and no part time employees. Gemini currently rents approximately 2,104 square feet for its staff, at Suite 605, 839 - 5th Avenue SW, Calgary, Alberta, Canada T2P 3C8. Management is of the opinion that its current facilities are adequate for its immediate needs. As the Company's business increases, additional facilities may be required, however the current facilities are expected to suffice until after December 31, 2000.

The fixed assets of Gemini as valued for accounting purposes have a depreciated book value of $21,208, and an non-depreciated book value of $55,000. The assets are principally comprised of computers, computer equipment, and software, along with office furniture.

Gemini, management believes, is ready to become the industry leader in the delivery of distance education systems, to be utilized in an intra-company setting (intranet), over the internet, as well as by CD-ROM distribution. The students may be individuals or complex organizations with diverse training and educational needs to be delivered worldwide to their various locations. Gemini has developed and markets SWIFT(tm) software, a "Cyber Learning" engine which allows existing curricula to be quickly and easily adapted to internet and new media distribution, thereby making it available worldwide. Gemini products are unique and offer the only commercially available adaptive learning environment and adaptive testing solution that has proven to be more effective than traditional training methods. Unlike many other distance learning models, the Gemini learning paradigm does not require the downloading of courseware, thereby minimizing pirating and security concerns.


Business Development

Ms. Kim Adolphe was the founding president of Gemini Learning Systems, Inc., and will continue the day to day operations of Gemini as President and CEO. For the past ten years she has been responsible for taking
SWIFT(tm) software from a concept to an industry leader in distance learning.

Patrick Brackett, Vice President Product Development, currently oversees SWIFT(tm) software implementation and the development of enhancements. Mr. Brackett has been with Gemini since 1993 as a senior member of the SWIFT(tm) development team. His role is to oversee new software design and implementation and is responsible for all aspects of R&D. He is also responsible for evaluating current and emerging technologies and ensuring that Gemini continues to be well positioned as a distance education and training solution leader. He has co-authored an international award-winning paper on the SWIFT(tm) methodology.

Ms. Pam Hirtle has been with Gemini since 1993 as a senior member of he SWIFT(tm) development team. She is involved in SWIFT(tm) development, particularly as it pertains to the SWIFT(tm) Development Environment. Her responsibilities include liaison with clients, particularly in the areas of training and support. She works with various strategic partners in specific projects related to the enhancement of the SWIFT Development Environment and the SWIFT DTD.

Ms.  Janet  Werstroh  has been with Gemini  since  1991  overseeing  office administration, and in more recent years has become involved in beta testing SWIFT(tm) and SWIFT(tm) courses, liaison with distributors and clients, web site maintenance, and assisting the President in the coordination of all marketing related activities.

SWIFT(tm) technology took eight years to develop and utilized the talents of many professionals. The SWIFT(tm) project leaders were Elliot Kimber, Sr. Consultant, ISOGEN Corp., and Dr. Marlene Jones. Eliot Kimber has over 10 years of experience designing and building industrial strength publishing systems based on the principles of generic markup and information reuse. He has developed systems for customers in a variety of industries including: IBM, Intel, Tandem Computers, Ameritech, International Correspondence Schools (ICS), and Cisco Systems. Dr. Jones was a Senior Scientist with Alberta Research Council's (ARC) Advanced Computing and Engineering Department since 1987. She had more than a decade of experience in applied research in the field of Adaptive Learning Environments and is internationally recognized as an expert in the field. Mr. Kimder continues to provide input into the development of Gemini's product line.

Day to day management of the project was by Terry Yasui, Mr. Yasui brought with him over fifteen years experience in the design, development, and management of high-technology projects. He was responsible for the overall management of the SWIFT(tm) project including the preparation, implementation, tracking and updating of all project plan documents through weekly and monthly progress reports following the IEEE standards.

John Moore, who holds a B.Sc., B.Ed., and an M.A. in Educational Psychology specializing in "Instructional Design for Higher Education", provided his expertise in the overall development of the SWIFT(tm) interface and multimedia support requirements.

Dr. Tom Keenan, was the leading consultant for the Post-Secondary Interface Design Project for SWIFT(tm). Tom is a Professor and Dean in the Faculty of Continuing Education at the University of Calgary. He holds an Ed.D. in Higher and Adult Education, an M.A. in Higher and Adult Education, a M.Sc. in Mathematical Methods and Operations Research, and a B.A. in Mathematics (Dean's Honor List).

Stuart Williams, who holds a B.Sc. in Physics, a B.Sc. in Mathematics/ Computer Science, and a M.S. in Computer Science and has several years of programming experience, including extensive work in object-oriented language design and SGM, implemented the SGML DTD (Document Type Definition) for SWIFT(tm). He led the design and wrote most of the code for the unique SWIFT(tm) course compiler. Stuart also provides valuable technical input and feedback to the technical team.

Ruby Loo, was responsible for coordinating all human-computer interactions aspects of the project including usability studies, mock-ups, evaluations of mock-ups, and the design of the Graphical User Interfaces. In addition to a M.Math Computer Science she has ten years of technical experience, including computer graphics, color usage, animation, human-computer interaction, and graphical interface design.

Jim Tubman, who holds a M.Math Computer Science degree and has extensive experience in the area of software engineering, object oriented design, and system development, was involved in the High-Level and Low-Level Design of SWIFT(tm) and the implementation of certain features.

These dedicated individuals were augmented by part time consultants who were hired as their input in specific areas was required. While many of the original development team have left the company, Mssrs. Kimber, Kenan, and Williams have remained as consultants, working with Gemini in its continual efforts to update the technology and product line.

Management feels that the technology assembled by this team is, at present unchallenged, and that as the market is penetrated, development costs and resistance to new products once a benchmark standard is set will provide an almost monopolistic arena in which to grow.


Current Clients Distribution Partners and Strategic Alliances

Management has always felt that a basic key to the success of any venture is the development of a local distribution network, sensitive to the needs of the local clientele and at the same time providing a local presence for support and service.

As different companies have specific strengths and areas of expertise, Gemini, in developing SWIFT(tm) and maintaining and enhancing its product line, has always made use of individual consultants and companies and with specific areas of expertise. To this end, Gemini has, over the years, formed some especially advantageous strategic alliances, some of which are listed below:

BCS Learning Systems, based in the Netherlands; works closely with Ideals, a consortium of 16 European Institutes dedicated to advanced training linked to small and medium sized enterprises and Institutes of higher education. They represent SWIFT(tm) in Europe and were a valuable partner during the implementation of international functionality.

CamAxys Limited is Europe's leading supplier of environment, health, and safety software management systems. They are developing courses independently and in partnership with Excel (see below) for the environment, health, and safety industry and have just launched the first course entitled EnviroDiscovery in partnership with Excel for ISO 14001 compliance. The Corporation acts as a distribution agent for Gemini's product line.

CCI Learning Solutions Inc. specializes in providing high quality training services offering over 150 course titles to over 25,000 students per year; they are Microsoft Certified. They are a SWIFT CCP. Gemini is currently converting many of CCI's courses for delivery in SWIFT(tm). The courses will be offered in the SWIFT(tm) Library some time in 2000.

Diskover Office Software Ltd. Diskover specializes in content development using the SWIFT(tm) Kit. They have created the entire Office 97 Suite, Level 1 and 2, Windows 95/98 in the SWIFT(tm) format, and are continuing to produce courses in SWIFT, which are sold through the SWIFT Library.

GST Technology Limited, a worldwide provider of Desktop Publishing and Graphics Software Technology, has licensed millions of copies of their software to well known publishers worldwide, including Fuji and Canon. The company is launching a new brand name called "getwise" which Gemini is currently negotiating to include the Office 97 and 2000 suite, Windows 98, and other courses created in SWIFT(tm).

Excel Partnership is an international leader in environmental management and systems training and consulting, and the first EARA (Environmental Auditors Registration Association) approved trainers for Advanced Environmental Management Systems Auditors. They are a CCP and have released two environmental courses in conjunction with CamAxys utilizing SWIFT(tm).

Interactive Advantage Corporation, an Atlanta based company has built a name and reputation for producing products for an impressive client base including NCR, Home Depot, and Sterling Software. Their expertise includes development of CBT, software simulations, certification testing, online references, multimedia presentations, and information kiosks. They are a CAR and SWIFT(tm) Distributor.

JOT is a registered Trade School with registered Engineering status. Over the past ten years, Jot has built a solid reputation for developing high quality course content for a wide range of training solutions. They have an extensive library of courses with wide market potential and are a Course Content Provider.

Open Learning Agency is a unique, fully accredited, publicly funded educational leader providing a wide range of formal and informal educational and training opportunities for learners around the world. They use SWIFT(tm) for internal development. They have also partnered with Gemini in an R&D project (see R&D Projects) to enhance various components of SWIFT specific to SGML Standards.

RAND Worldwide, the world's largest Value Added Reseller of mechanical design automation tools and services, have launched their first course in SWIFT(tm) for internal use and to resell to their corporate clients.

Current clients also include HYPROTECH Ltd. Of Calgary, Canada and Albeda College a consortium of 50 colleges in Rotterdam.

The following companies have purchased SWIFT(tm) courseware:

AMEC Construction plc, UK
Amoco UK Exploration, UK
BPB Paperboard, UK
Bridgewater Paper Company, UK
British Biotech Pharmaceuticals, UK

BTR Automotive, UK
Burmah Castrol, UK
C&C Marshall Limited, UK
Caledonian Paper PLC, UK
Centre for Quality Assurance, Egypt
Devonport Royal Dockyard, UK
Engineering Employers Federation, UK
Geest Foods PLC, UK
Ivo Generation Services (UK) Ltd, UK
Kay-Metzeler Ltd, UK
Liverpool John Moores University, UK
Prestige Veneers Ltd., UK
Proctor and Gamble, UK
Solvay S.A., Belgium
South Staffordshire Water PLC, UK
The Marshall Group, UK
Thurrock Council, UK
Transco PLC, UK


Management feels that the current group of Strategic and distribution partners will greatly enhance Gemini's ability to penetrate its target markets, and grow at a far faster rate than would be possible if Gemini had tried to develop its markets without the said distributors and alliance partners. The SWIFT(tm) interface can be readily branded for OEM and Corporate identities with little expense required on Gemini's part.


Principal Products and Services and their Markets

Currently, Gemini has over 400 course titles available to convert into SWIFT(tm), and has, in the current fiscal year, launched its own online SWIFT(tm) library of over 30 popular course titles.


The SWIFT Kit provides a Development Environment (DE), Adaptive Learning Environment (ALE), Adaptive Testing Algorithms, Interface, extensive testing, tracking and certification capabilities, and Enterprise Learning Manager (ELMer). Additional SWIFT Kits can be purchased for as many sites as the client wishes, with a price range of $1995.00 for one license to $1595.00 each, for more than twenty licenses. Annual Support Fees are $3,000.00. There is also a licensing fee per learner for delivering courses in the ALE.

All course content can be developed externally to SWIFT(tm) using word-processors and other software programs of the client's choice. Existing traditional courses can also be a starting point for conversion to SWIFT(tm) courseware. The course content is "tagged" with computer instructions using the international Standard Generalized Markup Language
(SGML) in the SWIFT Development Environment. After tagging it is compiled into the Adaptive Learning Environment using the SWIFT(tm) compiler. The DE includes a course structure known as a Document Type Definition (DTD). The course structure is a three level hierarchy that promotes courseware consistency and effective instructional design.

SWIFT(tm) version 5.0, currently in development and expected to be released in the next fiscal year, will provide the capability to map the SWIFT DTD to other DTDs and vice versa. SWIFT(tm) clients and SGML users alike will be able to easily reuse course content for other applications, thus further leveraging their investment in SWIFT and SGML.

SWIFT(tm) provides what management believes to be the only Adaptive Learning Environment commercially available in the world. The ALE adapts each course to each learner's individual requirements, based on the chosen goals by completion of a pretest. The pedagogical effectiveness of ALEs have been proven by years of research conducted by educational institutions and government organizations around the world.

One of the problems with traditional exams is that they are of fixed length. A learner must complete a long series of questions in order for the system to determine how well they know a subject. This characteristic can cause frustration for both novices and experts, who may know after a few questions that the subject matter is either bewildering or trivial. Adaptive testing uses statistical techniques to allow exams to be significantly shorter than traditional tests, without losing any predictive power about a learner's master of the material. SWIFT's unique testing power allows for seven types of questions, including "must ask, must know" questions, short answer questions, and multiple-choice questions.

Another Gemini breakthrough is ELMer(tm), an advanced Internet/Intranet delivery, management, and analysis system for SWIFT(tm) courses. ELMer allows for the tracking and documentation of students' progress and provides billing information for fee structures based on per student charges. ELMer is required for administering Intranet and Internet courses and can be purchased separately for $7,000.00 per license. The ELMer(tm) is an important feature for an organization that must certify a student's having taken and mastered a course such as diver safety, emergency procedures, human resources guidelines or environmental issues.

Course Delivery

Although SWIFT(tm) courses can be delivered on standard CD-ROM disks, its real power is the ability to deliver courses on demand over the Internet or corporate internal intranet using existing server hardware. The SWIFT Server is a component of ELMer that runs on Windows(TM) 95//98/NT or UNIX platforms. It can deliver and manage large numbers of courses to large numbers of learners simultaneously. Learners are able to access highly interactive SWIFT(tm) courses over the Internet running a 28.8 or greater modem, with full multimedia functionality. The SWIFT Server is controlled either locally or remotely and manages billing and accreditation. It adjust resource consumption, determines average transmission rates and identifies fault occurrences.

A wide variety of learner-based data is automatically gathered and stored by the Server. The Server can provide grading and progress reports, progress and content analysis, item analysis, pathways and billing information. Data can be exported to external applications and used, for example, in statistical analysis.

E-commerce

Gemini has, in the current quarter, launched an E-commerce solution and can offer server-hosting or connect to third party E-commerce sites for SWIFT Library Distribution through portals, ISP's and web sites.

The customer simply selects a course(s) from the SWIFT Library list, then submits their credit card information once they have placed an order. Approval takes 26 to 36 seconds. Once the customer has been approved they can access their course(s) from the SWIFT LE.

Market For Products

Gemini's market opportunity is diversified across a number of market segments, including multimedia CBT (computer bases training) authoring tools, web authoring tools, IT (information technology) education and training, courseware development services, internet software, e-commerce, on-line training.

Gemini operates in a high growth environment. The IT Education and Training market is a $3.1 Billion established market experiencing moderate growth of approximately 15% annually through the year 2000. The Multimedia CBT market is currently growing at the rate of 31% per annum, while the Internet software market is showing a growth rate of 50% per annum, and the packaged internet software market is currently growing at the rate of 127% per annum.

Gemini, management believes, is well positioned to take advantage of the rapidly growing Internet/Intranet Software market. Gartner Group research indicates that Interactive Training will make up 20% of corporate Intranet applications. The overall market for Internet/Intranet software projected to be $12 billion by 2000. The market for Internet services is projected to be $14 billion by 2000. In addition, the SWIFT SGML Development
Environment  (with  its multimedia extensions) will enter  the  CBT  Market
Projections multimedia authoring tool market, expected to exceed $165 million by 2000.

In the following table are presented the expected market size for the markets Gemini specifically targets with its products and marketing efforts:

All data is in Millions of dollars
    Market Segments                       1999     2000     2001     2002

Multimedia Authoring Tools
    CBT Tools                            129.6    165.9    187.0    220.0

IT Education and Training
    Network-delivered                  1,566.0  1,695.0  1,830.0  1,960.0

    Desktop-delivered                  3,133.0  3,495.0  3,901.0  4,290.0

    Total                              4,699.0  5,189.0  5,731.0  6,251.0

Internet/Intranet
    Internet Software                  5,575.0  8,000.0  8,800.0  9,680.0
    Packaged Internet Software         2,730.0  4,000.0  4,400.0  4,840.0
    Internet Services                 10,205.0 14,000.0 15,400.0 16,940.0

  Total                               18,509.0 26,000.0 28,600.0 31,460.0

  Training segment (20%)               3,702.0  5,200.0  5,720.0  6,292.0
Sources: IDC, Dataquest, Gartner Group.

The table presented above, is a 4 year top-down revenue model. What the model shows is that there is tremendous potential for rapid revenue growth based on very modest penetration into the various market segments. For example, in the CBT Authoring Tools segment, where the SWIFT Kits will be marketed, achieving a modest 4.0% share of this market would result in $1.9 million in revenue.

As IDC has stated, the packaged Internet software market should reach $4 billion by 2000. SWIFT(tm) courses delivered over the Internet and corporate Intranets represent a distinct opportunity for the company. This area will become the focus of a great deal of the company's resources in the year 2000, and will likely be the primary area to which investment capital from any public offering or private placement is directed.


Competitive Advantage

SWIFT(tm) overcomes the two primary drawbacks of multimedia training, the high cost and initial deployment/updates and lack of interactivity, which were identified by Dataquest in the 1996 end-user survey (The Role of Digital Multimedia in Training in Business, Dataquest, August 1996). In another Dataquest survey (Education and Training: Market Analysis and Outlook 1996, Dataquest, February 1997) respondents identify time and cost experiences in producing conventional CBT and TBT multimedia courseware using conventional tools or custom programming as the key drawback. The table below summarizes these findings:


 Courseware Type Development Hours   Cost per Hour of    Development Time
                  per Hour of       Instruction ($US)    Per Instruction
                                                            Hour
------------------------------------------------------------------------
 CBT
(Conventional)  150 to 300 hours    $10,000 to          13 to 20 weeks
                                    $45,000
TBT Multimedia  250 to 500 hours    $14,000 to          10 to 26 weeks
                                    $55,000

Management believes that Gemini addresses these concerns, and delivers a solution that is both unique in the industry, and provides a user/developer friendly environment that is at the same time cost effective.

A key advantage of SWIFT(tm) is that it reduces development time by upwards of 70% as compared to other technologies. Using SWIFT(tm), an existing traditional three-day course can typically be converted into an internet delivered course in two to three weeks. SWIFT(tm) is easy for course developers to use. It delivers consistent, highly interactive courses and requires the course developer to provide only content, no computer programmers or software teams are needed. In addition to internet delivery the SWIFT System allows the same course to be delivered as a CD-ROM or in an Intranet delivery environment, without additional developmental costs.


Other competitive advantages are:

SWIFT(tm) is the only SGML technology-based training solution that provides an efficient method for managing, updating and re-purposing existing course content, resulting in leveraged investment over time.

SWIFT(tm) has full multi byte character functionality.

SWIFT(tm) incorporates an intelligent tutoring system (ITS) and is, management believes, the only commercially available Adaptive Learning Environment (ALE) in the world.

SWIFT(tm) has an included management system (ELMer), which offers a competitive edge over other delivery systems in that the management systems of other products start at $50,000 U.S. plus licensing fees.

SWIFT(tm) features extensive testing capabilities including adaptive testing, mandatory questions, and fixed-length testing for online certification, as well as having the ability to set seven different question types, including short answer, and feedback specific to learner interaction.

SWIFT(tm) is upwardly compatible, ensuring that clients benefit over time from Gemini's ongoing R&D. This last feature is of the utmost significance as the technology is continually undergoing development and upgrades.


Distribution Methods

Gemini intends to distribute the SWIFT(tm) course library worldwide and grow by writing as many titles as possible for the SWIFT Library, and marketing them directly from its web site and through distribution and alliance partners. This will be accomplished by partnering with Course Content Providers for building the SWIFT Library and marketing the SWIFT Library through Portals (Specialized Web Sites), Internet Service Providers
(ISPs), ASPs, OEMs, and Retail Distributors. Sales of SWIFT(tm) courses over the Internet or corporate intranet have an attractive profit margin because, once developed and uploaded onto a server, they can be sold an unlimited number of times without additional costs for manufacturing, packaging, warehousing, or shipping.

Large Corporate Accounts

SWIFT(tm) is, to the best of management's knowledge, the only SGML aware distance education and training solution in the world. SGML users are typically medium to large corporations and government bodies with significant training requirements. These organizations have made large investments to transfer their training content and documents into SGML and appear very interested in leveraging their investment further. By concentrating on the SGML market, where we have a significant competitive advantage, Gemini can quickly qualify and target potential clients through SGML trade shows, publications and conferences that draw only interested SGML clients. Gemini has already made several strategic alliances within the SGML industry (See above, Distribution Partners and Strategic Alliances).

Fortune 1000 Companies

Large Information Technology deployments within Fortune 1000 companies necessitate a major user training effort and hence an opportunity for SWIFT(tm). These projects usually have a lengthy development cycle with significant up-front investments and are often behind schedule. There is usually significant pressure on IT departments to expedite deployment so that the organization can realize the promised benefits. Inevitably, the budget and time-frame for developing end-user training is tight. This scenario plays well for the SWIFT(tm) technology; IT groups can avoid the lengthy and expensive development associated with other solutions.

Course Content Providers

Course Content Providers (CCPs) are made up of both private and public training and education organizations. This industry sector is in transition due to the rapid growth of the distance education and training industry resulting in the need to become competitive in a global economy. The development costs, consistency and course content re-use SWIFT, providing compelling value to this industry sector. To further entice CCPs, Gemini also offers a partnering program to selected CCPs that does not involve purchasing SWIFT(tm).

Course Content Partnering (CP) Program

Gemini launched the CP program in January, 1999 and now has well over 400 courses available for conversion, with over 30 already converted. The programs entails Gemini (or a Gemini Partner) converting course content for delivery in SWIFT(tm), and take a higher percentage of the recurring revenues.

Product Positioning

The SWIFT(tm) product line is ideally positioned to target the fast growing Internet/Intranet market, as well as packaged internet software for the retail market. SWIFT(tm) products offer low cost to both developers and end users as well as many pedagogical distinguishing features.

The SWIFT(tm) product line fits into the following fast growing market segments:

- Turn-key Internet Distance Education and Training solution
- Online Library
- E-business
- Application Service Provider software
- Internet Software
- Packaged Internet Software
- IT Education and Training

Marketing Plan

Direct Sales

Gemini plans to hire a team of sales people to address the target markets defined above that will consist of Distributor Sales, Inside Sales and Large Account Sales.

Distributor Sales

Gemini will hire sales people to build upon the distribution channels already in place. The target market, as defined above, includes Retail, OEM, ISPs, Portals and ASPs).

Marketing will be accomplished through investment in four specific areas:

- Direct sales - Gemini plans to establish an inside sales team to focus on the SGML market. This team will have a telemarketing orientation and will consist of salespeople with 2 to 5 years' experience. Gemini has created two new product and service "packagings" of SWIFT(tm) to support a "try and buy" selling model without compromising longer term revenue potential.

- Distribution recruitment - establishment of a distribution sales team to recruit distributors and Courseware Authorized Resellers. This team will consist of more senior sales personnel who possess the skills and experience to work with prospective distribution partners to develop their business models around the SWIFT(tm) technology.

- Marketing - conduct direct mail, advertising, conference, and industry partner marketing, as well as trade show activities, to raise brand awareness and generate sales and distribution leads. These efforts will be targeted towards the SGML market, the content developer market and the training groups within Fortune 1000 companies, government and educational institutions.

- R&D - expand the R&D staff to further develop the technology, focusing on Internet/Intranet delivery. The SWIFT(tm) technology will be enriched through additional authoring functionality and the product line will be broadened with new modules.

-In addition, executive business development resources will be focused on industry partnerships, key distribution prospects and large reference account opportunities.

SWIFT Library Distributors (SLD)

SLDs can re-sell SWIFT(tm) courses directly from their Internet of Intranet web site. SLD's must install and the online library on their server at minimal up front costs. Gemini can provide the hosting services providing a turn key solution with virtually no administration required, or set it up remotely. All SLDs receive the same discount based on the suggested retail price, ensuring a level playing field.

Gemini has designed the distribution program on a sliding scale based on sales to further motivate marketing efforts by SLDs. Courses are priced slightly below competitor pricing. We have also provided a multi level marketing approach for third party Gemini partners to receive royalties for establishing SLD's. Gemini will hire a direct sales force to establish distribution channels for the SWIFT(tm) library.

Strategic Alliances and Industry Partners

Gemini has had significant success partnering with Course Content Providers with access to hundreds of titles already available and in conversion. Likewise, the company has recently signed a number of high profile distributors for Internet/Intranet, OEM and Retail CD-ROM delivery.

The marketing strategy outlined above, management believes, should build a broader awareness of the SWIFT(tm) technology, creating a pull strategy for the SWIFT Kit into the lucrative corporate market. As well, Gemini's strategy should provide a huge incentive for CPs to convert their courses into SWIFT(tm), help build upon multiple recurring revenue streams, create healthy cash flow, shorten sales cycles, and build more strategic partners and alliances.

Gemini is emerging from its development stage, and as such the products employing the SWIFT(tm) technology are new products. However, as described above, both the products and the technology have been available since 1998, have been thoroughly market tested, and are ready for rollout into the general marketplace.


Competition

SWIFT(tm) uses an entirely different approach in design and licensing than its closest competitors, products such as Authorware, Toolbook, CBT Express and Icon Author. The primary areas of divergence between the competitors and SWIFT(tm) is outlined in the table below:

SWIFT                                        Authoring tools
=====                                        ===============

SGML-based, leverage investment              HTML-based
over time

Designed for use by course content           Development is from scratch
creators, requires content only


CBT interface (Learning                      Requires expertise in HCI,
Environment) is built-in - virtually no      programming, project mgmt,
learning curve, no software teams or         pedagogy...
programmers required

Reduces development time and                 Averages 200 - 250 hours of
costs by about 70%.                          development for every hour of
                                             finished product.

Provides delivery on CD-ROM,                 Requires development from
Intranet and Internet                        scratch for each delivery
                                             format

Utilizes ELMer                               Expensive mgmt systems

International utilization built in           Limited internationalization
                                             (if at all)


The primary areas of divergence between the competitors and SWIFT LE is outlined in the table below:


SWIFT LE                                     Other Learning Environment
========                                     ==========================
Adaptive learning environment and            No adaptivity
adaptive testing algorithms

Internationally awarded intelligent          Virtually no pedagogy
tutoring system (Ed Media '95;
World Conference on Educational
Multi-Media and Hypermedia)

Effectiveness backed by years of             Lead by the nose training
international R&D and usability
studies

Management feels that the SWIFT(tm) technology effectively gives Gemini a differentiable new technology that has no direct competition. As can be seen from the table presented above, SWIFT and SWIFT LE bear little resemblance to the competition in the marketplace except for the fact that the end user product is somewhat similar. What must be remembered is that Gemini is primarily marketing a delivery system, not a particular product. Indeed, most competitors in the industry could market their products using the SWIFT(tm) system for product delivery. In this respect one is drawn to the logical conclusion that Gemini, with respect to its base technology, has no direct competitors.

Trademarks and Licenses

Gemini has registered the trademark "SWIFT" in Canada, and uses the mark throughout the world. Management plans, in the next quarter, to register the said mark in the United States and in Europe. All of Gemini's software is believed subject to common law but unregistered copyrights. Management intends to make protection of its intellectual property rights a priority. No other patents, trademarks, licenses, franchises, or concessions are used by Gemini.

Gemini generally grants clients licenses for the non-exclusive use of its products. No one licensee accounts for more than 5% of Gemini's current business, and there are no outstanding or impending claims under any current licenses, or to the best of management's knowledge, are any such claims likely.



GOVERNMENT REGULATION

The Company's US facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. We are also subject to the Federal Occupational Safety and Health Act and other laws and regulations effecting the safety and health of employees in the administrative and manufacturing areas of facilities. We believe that we are in compliance in all material aspects with all applicable environmental and occupational safety regulations. The Sloan Electronics division radio frequency anklet transmitter is subject to FCC (Federal Communications Commission) regulations, as are all radio frequency devices. The Company has obtained type approval #HCQ3B6WWT for the anklet transmitter and its products are in compliance with FCC rules Part 15. Regarding the Gemini Learning Systems division, to the best of management's knowledge there are no special requirements for government approval of its principal products or services which are not generally applicable to normal business operations. Management is unaware of any probable regulation of its business, other than as will apply to businesses in general.


YEAR 2000

The Company's accounting and database systems are year 2000 compliant. The Company's Gemini Learning Systems division SWIFT(tm) products have been analyzed at the application layer for two digit date storage, leap year calculations, and special meanings for dates for Y2K compliance and have met all criteria for Year 2000 compliance. However, certain applications out of the company's control and for which the SWIFT(tm) product line is not responsible may be incompliant in the remaining layers of exposure, which includes hardware, operating system, runtime library, user custom code and data interfaces. The Company's Sloan Electronics division products and operations are year 2000 compliant.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS.

     The following discussion should be read in conjunction with the information contained in the financial statements of the Company, and the Notes thereto appearing elsewhere herein, and in conjunction with the Balance Sheet at December 31, 1998 and Income Statement for the year ended December 31, 1998 contained in the Company's Annual Report 10-KSB and in conjunction with the quarterly 10-QSB reports for the periods ended March 31, 1998 and June 30, 1998, September 30, 1998, and March 31, 1999 and June 30, 1999 incorporated herein by reference, and is qualified in its entirety by reference to such financial statements and reports.

RESULTS OF OPERATIONS

A  majority of the Company's revenues are derived from sales of  electronic
monitoring   devices  to the long term health care  and   criminal  justice
industry.  Sales revenues are recognized when the  products  are shipped.

Operating   revenues  decreased  by  $54,523  (73%) for  the  nine  months ended September 30, 1999 as compared to the nine months ended September 30, 1998.

Gross  profit  for  the  first three  quarters of 1999 decreased to  $7,557
compared  to   $34,295 for the nine  months ended September 30,  1998.  The decrease is due in part to lower sales.

General   and  administrative  expenses were  $1,268,310   in   the   nine
months ended September 30, 1999, compared to $281,001 for the period in 1998. This large increase over general and administrative expenses for period in 1998 is mostly due to legal and consulting fees paid for with stock and in part due to increased insurance costs, professional fees, and contract services and expenses. Sales and marketing expenses increased to $40,694 for nine months ended September 30, 1999. Sales and marketing expenses increased partly due to the management fees of VP Sales, Don Grimes. Management is concerned with the sales performance and attributes poor results as partially due to lack of funding for inventory for the house arrest products. The commitment to hire a full time sales representative was made to maintain industry contacts in anticipation of obtaining funds to build inventory. Interest expenses increased, and are expected to continue to increase as interest accrues and future debt is incurred.

The   net   loss  for  the nine  months  ended  September  30,  1999   was
$1,310,750 or $0.115 per share based on 11,647,749 shares outstanding, as compared to a net loss for the first nine months of 1998 of $269,896, or $0.027 per share. The net loss for the period is primarily attributed to insufficient level of revenue generated by the Company.

LIQUIDITY AND CAPITAL RESOURCES.

Net cash provided from financing activities was $10,657 for the nine months
ended  September  30, 1999, raised through private  placement   of   common
stock and borrowing.

The Company has acquired Gemini Learning Systems Inc. for stock and made a cash funding commitment to Gemini for the next three quarters. The current cash and working capital position and future income from operations will require sufficient additional capital to meet company cash and working capital needs.


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.
None

Item 2. Changes in Securities
None.

Item 3. Defaults.
None

Item 4. Submission Of Matters To A Vote Of Security Holders.
None

Item 5. Other Information

Subsequent to the end of the third quarter 1999, subject to the terms of the closing document with Gemini Learning Systems, Inc., and in accordance with the company's By-laws, an additional seat on the company's Board of Directors was created and Mr. Todd Finch, President of Netscape Canada and President, Canada of the Sun-Netscape Alliance, was named to that seat as a "class III" director, to serve until the shareholders' meeting in the year 2002. Since this caused the Board to have an even number of members, the board voted to amend the By-laws of the company to allow the Chairman to cast a tie breaking vote if necessary.

Effective November 1, 1999 and in accordance with resolutions passed at the May 22, 1999 Shareholders' Meeting and Board of Directors' Meeting, the company announced a 1 for 10 reverse split of its common stock. Fractional shares will be rounded up to a full share.

The Company is continuing discussions concerning the possible acquisition of a company in the criminal justice monitoring industry, but has not as of yet signed a letter of intent. This acquisition, if realized, will allow for vertical integration of our equipment manufacturing and management capabilities with municipal contract service providers and client central monitoring facilities.

The Company currently is discussing the formation of a joint venture with an Internet company with business in children's learning and entertainment web sites and in Internet-based approved driver's license testing and driver safety education courses. If realized, the joint venture provides for funding to the company to grow the business, as well as for revenue sharing from the use of SWIFT(tm) technology.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

(13) Incorporated by reference: Quarterly reports for 1998 filed as 10-QSB on May 14,1998, 10-QSB/A on August 20, 1998 and 10-QSB on November 13, 1998. Annual Report 10K-SB for the period ended December 31, 1998 as filed on March 30, 1999. Quarterly report 10QSB for the period ended March 31, 1999 as filed on May 14, 1999. Quarterly report 10QSB for the period ended June 30, 1999 as filed on August 13, 1999,

(27)   Financial data schedule for electronic filing.

(99.1) Board Resolution regarding creation of Board Seat


(b) Reports on Form 8-K

     1. Form 8K filed with the Securities and Exchange Commission on September 28,1999 regarding the acquisition of Gemini Learning Systems, Inc.
     2. Form 8K/A filed with the Securities and Exchange Commission on October 29,1999 regarding the acquisition of Gemini Learning Systems, Inc.
     3. Form 8K filed with the Securities and Exchange Commission on November 1,1999 regarding the reverse stock split.




                               Signatures
   In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SLOAN ELECTRONICS, INC.

Dated November 11, 1999
                                             By: /s/ Paul Sloan
                                              Paul Sloan
                                              President and CEO

Dated November 11, 1999                      By: /s/ Larry Provost
                                              Larry Provost
                                              Chairman and CFO