Form 10-K
period 1999-12-31
SALIENT CYBERTECH INC
filed 2000-03-31
CIK 1022409

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                       __________________________

                               FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended                    Commission File Number: 0-28772
December 31, 1999

                        SALIENT CYBERTECH, INC.
         (Exact name of registrant as specified in its charter)

DELAWARE                                                 35-1990559____
(State or other jurisdiction of                         (I.R.S.
incorporation or organization)                 Employer Identification Number)

1715 Stickney Point Rd., Suite A-12, Sarasota FL         34231
     (Address of principal executive offices)          (Zip Code)

Company's telephone number, including area code:        (941) 349-6583

Securities registered pursuant to Section 12 (b) of the Act:: None.

Securities registered pursuant to Section 12 (g) of the Act:: Common Stock,
                                                              $.001 par value
                                                              per share
                                                              Preferred Stock,
                                                              $.001 par value
                                                              per share
                                                             (Title or class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports), YES X    NO  and (2) had been
subject to such filing requirements for the past 90 days YES X    NO.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form. [   ]

As of December 31, 1999 the revenues for the most recent fiscal year is $112,554.

The aggregate market value of voting stock held by non-affiliates of the Company was $753,770 based on the average price per share of $1 1/16 paid for shares on the NASDAQ Bulletin Board on December 31, 1999, trading under symbol SLEL.

There were 3,164,900 shares of common stock outstanding having a par value of $0.001 per share as of December 31, 1999. There were 20 shares of preferred stock authorized, having a par value of $0.001 as of December 31, 1999. No preferred shares had been issued since December 31, 1999.

                   DOCUMENTS INCORPORATED BY REFERENCE:

                                  NONE

Transitional Small Business Disclosure Format (check one): Yes ___   No _X_

                                  PART I

THIS ANNUAL REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD
LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS QUARTERLY REPORT AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY, WITH RESPECT TO
(I) THE COMPANY'S PRODUCT DEVELOPMENT AND FINANCING PLANS, (II) TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION OR RESULTS OF OPERATIONS,
(III) THE IMPACT OF COMPETITION AND (IV) THE EXPANSION OF CERTAIN OPERATIONS. ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES
OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

ITEM 1 DESCRIPTION OF BUSINESS.

Background

MAS Acquisition I Corp. ("MAS"), was incorporated on July 31, 1996 in the State of Delaware, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On December 5, 1997, pursuant to the terms of an Agreement of Merger (the "Agreement") between MAS and Sloan Electronics, Inc. ("Sloan Electronics"), Sloan Electronics merged into MAS and MAS changed its name to Sloan Electronics, Inc.

Sloan Electronics, Inc., through its Sloan Electronics Division (Sloan) designs, manufacturers and markets electronic monitoring equipment primarily for the criminal justice industry and the long-term health care industry. Sloan markets its house arrest monitoring equipment through its in-house marketing department and currently distributes its products through national service providers. Sloan's medical division has distribution agreements with Response USA, a distributor of personal emergency response systems and with King Alarm, a security product distributor.

In May, 1999, Sloan Electronics decided to actively seek acquisition candidates in the high technology, Internet, distance learning, and security industries. To this end, and to reflect the change in the company philosophy, Sloan changed its name to Salient Cybertech, Inc. (the "Company") in
May, 1999.

During the third quarter 1999, acquisition discussions were held with several companies and resulted, on September 24, 1999, in the acquisition for stock of Gemini Learning Systems, Inc. ("Gemini"), which operates as a division of the company. Gemini Learning Systems developed and markets SWIFT(tm) (SoftWare Intelligent Freeform Training) distance learning software and courseware. Ms. Kim Adolphe, founder of Gemini, will continue to run the division as President and has been named to the Board of Directors to fill the seat vacated by Mr. Richard Brooks in May of 1999.

The Company, through the Sloan Electronics Division, will continue to service its current clients, and to identify new markets for its product line, as well as seek acquisitions in the area of high technology industry.
The Company will also develop the Internet based business, of which Gemini is the first acquisition.

	The business of the Company will be broken into two sections, one section dealing with the Sloan Electronics Division High Technology Division), and the second with the Internet Technology Division (Gemini).

A. Sloan Electronics Division:

 Sloan's electronics business strategy is based on establishing a market share within the criminal justice house arrest industry and within the healthcare industry. By incorporating better, more cost-effective technology into its SEI Alert 24 product line and its Wander Watch products, we believe that our products are among the best currently available in these two industries.

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

The SEI Alert 24 Automated Check In System. A kiosk for the criminal justice industry to facilitate the "day reporting" of offenders on probation or parole. Client is verified using hand print technology, listens to a specific message from the parole officer and replies using a telephone handset and tone pad. The system can collect restitution money and issues a receipt to the offender showing check-in details and payments. The system interfaces with a computer that can generate various reports. As a case management tool it improves a parole officer's efficiency in managing the growing number of inmates released into supervision programs. It has been used in field trial in Washington State for the Department of Corrections.

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

The US Administration on Aging projects as many as 14.3 million Alzheimer's cases by 2040. Sloan believes that the long-term healthcare segment of the medical industry is growing at an increasing rate. The Sloan Electronics Wander Watch Alert 24 Multi-Patient system is designed for long term care facilities. Sloan also believes that the home-care segment of the healthcare market is growing at a steady rate. The Wander Watch Alert 24 Single Patient System is specifically designed to meet the needs of the more than 3 million Alzheimer's patients and patients with related medical disorders, who are cared for at home. These systems not only help protect the patient, but they also give the at-home caregiver peace of mind that their loved one will not wander off at night or when the caregiver is momentarily distracted.

Recently, medical researchers have announced results that further the understanding of the chemical mechanisms associated with Alzheimer's and which may lead to methods to prevent or treat the disease. While management hopes such treatments will be developed, we are aware that they could decrease the need for the Wander Watch products.


Sloan Electronics Business Strategy

High-Quality Image. We believe that within the house arrest and medical monitoring industries, Sloan has built a reputation for developing and manufacturing some of the best, cost-effective and user-friendly systems on the market. The Wander Watch products and the SEI Alert 24 products reflect our commitment to quality; the highest standards in design, assembly and appearance of products. We recognize that product dependability and reliability are highly significant to success. Therefore, quality control and customer satisfaction play an important role in our business strategy.

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


Product Design And Development

The Sloan Electronics division is continuously engaging in electronic component research, design, experimentation and development, all of which are essential to maintaining a competitive advantage in the market place. The overall product development is managed and directed by Paul Sloan, President. In addition, on project-by-project basis a product development team is assembled from personnel within Sloan and may include personnel outside Sloan as well.

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

Sales And Marketing

The marketing strategy varies based upon each product line. With regard to the criminal justice house arrest market, we continue to market SEI Alert 24 products to independent service providers and to municipalities which monitor and administer their own house arrest programs. The company is seeking strategic associations with other companies to develop and market enhanced products for the criminal justice industry. Sloan has licensed its Wander Watch Alert 24 single patient departure alert system for exclusive distribution to the long-term health care industry to Response USA, a major company in the PERS (Personal Emergency Response System) industry. Response USA leases Wander Watch Alert 24 single patient systems on a monthly basis to individual users and to home care agencies. Management is disappointed withunit sales by Response USA and is evaluating its options for the sale and marketing of Wander Watch Alert 24 systems. We also sell directly to independent security companies who distribute to end users. Marketing strategies and distribution decisions concerning other products are handled on a product-by-product basis.

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

Based on current trends, management believes that within 5 years, 80% of the municipalities who currently monitor their own house arrest program will get out of the business. Independent security contractors will be competing directly against these other equipment manufacturers for service contracts. Sloan is in the position to market its fully integratable home incarceration system to these security providers, thus leveling the playing field within the house arrest industry.

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

Advertising. Sloan has in the past advertised in trade publications specific to the markets it manufacturers products for, and in journals which publish company-by-company product comparisons. Sales from these efforts have been disappointing, and management is evaluating the expenditure of resources advertising the Wander Watch patient monitoring systems and SEI Alert 24 offender monitoring systems. However, we are continue to seek out innovative ways to build name recognition within the industries in which we compete, as well as to create public awareness for the product line. Sloan maintains a web site at www.salientcyber.com.

Competition

 Sloan competes in a number of niche markets.

House Arrest Market. Competitors within the criminal justice market include BI Incorporated, Strategic Technologies, Inc., and Elmo-Tech Ltd. Although all of the companies manufacturing house arrest products base their products on the same principals, management believes that Sloan has competitive advantages over its competitors within this industry.

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

5. The SEI Alert 24 product line has been designed to allow independent security companies access to a growing segment of the industry, electronic home incarceration. The competitors' use of abusive pricing policies and proprietary non-compatible software have worked together to keep independents out of the market. Using Sloan's products, these security companies are now able to compete with BI Incorporated, Strategic Technologies, and Elmo-Tech for municipal contracts on an even footing. Unlike other manufacturers, we do not directly compete against our customers in the contract monitoring business. However, we are seeking strategic associations with other companies in the criminal justice monitoring industry to vertically integrate business and maximize market share.

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

The Nurse Call Alert 24. A fully supervised 900 MHz spread spectrum wireless nurse call system is yet another innovation by Sloan. Sloan believes that this system is among the best wireless security system available, with unique features such as automatic signal check and low battery reporting. With the systems optional range extenders, any sized facility may be monitored. Another unique integratable option is the paging system which assists in quicker response times by staff. This system is available for field trials.

Manufacturing And Assembly

All of our electronic products are currently made in the USA. Kimchuk Inc., Sloan's primary contract manufacturer, has many years of experience as an electronics manufacturer and designer. Kimchuk manufacturers over 500 different products at its four plants located through out the East Coast.

 Sloan's relationship with Kimchuk allows it to reduce its production costs, to reduce its final testing costs and to reduce its personnel costs. Sloan designs all of its products with automatic insertion, surface mount technology, and automatic testing in mind. This attention to detail enables Kimchuk to manufacture and assemble Sloan's products in the most cost-efficient manner, while maintaining accuracy in circuit board production and error-free transfer and component connections.

Product Warranties. Sloan supports its products with a limited one year warranty, which covers all defects in materials or workmanship. Sloan will repair or replace defective units without charge to the consumers for labor or materials. Sloan's service department acts as liaison between the customer and Kimchuk and works aggressively to resolve any and all problems a customer may have with any of its products. Sloan has not experienced a material level of product warranty claims for breakage or other defects.

Future Products

We continue to look for new ideas for development of new products, and believe that new products could represent substantial new business for Sloan.

Government Regulation

Sloan's facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. Sloan is also subject to the Federal Occupational Safety and Health Act and other laws and regulations effecting the safety and health of employees in the administrative and manufacturing areas of its facilities. Sloan believes that is in compliance in all material aspects with all applicable environmental and occupational safety regulations. Sloan's radio frequency anklet transmitter is subject to FCC (Federal Communications Commission) regulations, as are all radio frequency devices. Sloan has obtained type approval #HCQ3B6WWT for the anklet transmitter and its products are in compliance with FCC rules Part 15.

B.  Internet Technology Division (Gemini Learning Systems, Inc.):

Gemini Learning Systems, Inc. ("Gemini"), organized under the laws of the Canadian Province of Alberta in June, 1990, has never been a party to any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of its business. Gemini was purchased by the Company on September 24, 1999.

Gemini is a software applications development company, specializing in distance education and training solutions. The company created and markets software technology called SWIFT (SoftWare Intelligent Freeform Training). The Company is emerging from its development phase, having created an entire product line based on the SWIFT technology. The company has already begun to establish clients and a distribution network in Canada, the United States, the United Kingdom and Europe.

Management's primary objective is for Gemini to become a leader in the emerging internet/intranet distance education and training industry by establishing SWIFT as the de facto standard delivery environment. Management believes that it can obtain this objective through its strategic alliances and by utilizing its staff of outside consultants, most of whom are the top professionals in their field (See "Business Development").

Background Information

	Gemini began business in the Canadian City of Alberta in 1990. The corporate aim was to develop a delivery environment for the emerging internet/intranet distance education and training industry. The corporation expended over $3,000,000 in developing its SWIFT technology, and a distribution network.

	Gemini, management believes, is ready to become the industry leader in the delivery of distance education systems, to be utilized both in an intra-company setting (intranet) and by students over the internet. The students may be individuals or complex organizations with diverse training and educational needs to be delivered worldwide to their various locations.

Business Development

	The development of the SWIFT technology, eight years in the making, is, management believes, its primary competitive edge in the business world.

	The technology was developed utilizing the talents of many professionals, aside from the current Gemini Staff ( See Significant Employees). The SWIFT project leaders were Elliot Kimber, Sr. Consultant, ISOGEN Corp., and Dr. Marlene Jones. Eliot Kimber has over 10 years of experience designing and building industrial strength publishing systems based on the principles of generic markup and information reuse. He has developed systems for customers in a variety of industries including: IBM, Intel, Tandem Computers, Ameritech, International Correspondence Schools
(ICS), and Cisco Systems. Dr. Jones was a Senior Scientist with Alberta Research Council's (ARC) Advanced Computing and Engineering Department since 1987. Marlene had more than a decade of experience in applied research in the field of Adaptive Learning Environments and is internationally recognized as an expert in the field. Mr. Kimber continues to provide steady input into the development of Gemini's product line.

	Day to day management of the SWIFT project was by Terry Yasui, Mr. Yasui brought with him over fifteen years experience in the design, development, and management of high-technology projects. He was responsible for the overall management of the SWIFT project including the preparation, implementation, tracking and updating of all project plan documents through weekly and monthly progress reports following the IEEE standards.

	John Moore, who holds a B.Sc., B.Ed., and an M.A. in Educational Psychology specializing in "Instructional Design for Higher Education", provided his expertise in the overall development of the SWIFT interface and multimedia support requirements.

        Dr. Tom Keenan, is the leading consultant for the Post-Secondary Interface Design Project for SWIFT. Tom is a Professor and Dean in the Faculty of Continuing Education at the University of Calgary. He holds an Ed.D. in Higher and Adult Education, an M.A. in Higher and Adult Education, a M.Sc. in Mathematical Methods and Operations Research, and a B.A. in Mathematics (Dean's Honour List).

        Stuart Williams, who holds a B.Sc. in Physics, a B.Sc. in Mathematics/Computer Science, and a M.S. in Computer Science and has several years of programming experience, including extensive work in object-oriented language design and SGM, implemented the SGML DTD (Document Type Definition) for SWIFT. He led the design and wrote most of the code for the unique SWIFT course compiler. Stuart also provides valuable technical input and feedback to the technical team.


	Ruby Loo, who, in addition to a M.Math Computer Science has ten years of technical experience in a variety of computer science areas, including computer graphics, color usage, animation, human-computer interaction, and graphical interface design, was responsible for coordinating all human-computer interactions aspects of the SWIFT project including usability studies, mock-ups, evaluations of mock-ups, and the design of the Graphical User Interfaces.

        Jim Tubman, who holds a M.Math Computer Science degree and has extensive experience in the area of software engineering, object oriented design, and system development, was involved in the High-Level and Low-Level Design of SWIFT and implementation of certain features.

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

 Current Clients

HYPROTECH Ltd.			Calgary, Canada
Albeda College			Rotterdam*

*Consortium of 50 colleges

Distribution Partners and Strategic Alliances

	Management has always felt that a basic key to the success of any venture is the development of a local distribution network, sensitive to the needs of the local clientele and at the same time providing a local presence for support and service.

	As different companies have specific strengths and areas of expertise, Gemini, in developing SWIFT and maintaining and enhancing its product line, has always made use of individual consultants and companies and with specific areas of expertise . To this end, Gemini has, over the years, formed some especially advantageous strategic alliances.

   The key distribution partners and strategic alliances are listed below:

BCS Learning Systems, based in the Netherlands; works closely with Ideals, a consortium of 16 European Institutes dedicated to advanced training linked to small and medium sized enterprises and Institutes of higher education. They represent SWIFT in Europe and were a valuable partner during the implementation of the international functionality in SWIFT.

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

CCI Learning Solutions Inc. specializes in providing high quality training services offering over 150 course titles to over 25,000 students per year; they are Microsoft Certified. They are a SWIFT CCP. Gemini is currently converting many of CCI's courses for delivery in SWIFT. The courses will be offered in the SWIFT Library some time in 2000.

Diskover Office Software Ltd. Diskover specializes in content development using the SWIFT Kit. They have created the entire Office 97 Suite, Level 1 and 2, Windows 95/98 in the SWIFT format, and are continuing to produce courses in SWIFT, which are sold through the SWIFT Library.

GST Technology Limited, a worldwide provider of Desktop Publishing and Graphics Software Technology, has licensed millions of copies of their software to well known publishers worldwide, including Fuji and Canon.
The company is launching a new brand name called "getwise" which Gemini is currently negotiating to include the Office 97 and 2000 suite, Windows 98, and other courses created in SWIFT.

Excel Partnership is an international leader in environmental management and systems training and consulting, and the first EARA (Environmental Auditors Registration Association) approved trainers for Advanced Environmental Management Systems Auditors. They are a CCP and have released two environmental courses in conjunction with CamAxys utilizing SWIFT.

Interactive Advantage Corporation, an Atlanta based company has built a name and reputation for producing products for an impressive client base including NCR, Home Depot, and Sterling Software. Their expertise includes development of CBT, software simulations, certification testing, online references, multimedia presentations, and information kiosks. They are a CAR and SWIFT Distributor.

JOT is a registered Trade School with registered Engineering status. Over the past ten years, Jot has built a solid reputation for developing high quality course content for a wide range of training solutions. They have an extensive library of courses with wide market potential and are a Course Content Provider.

Open Learning Agency is a unique, fully accredited, publicly funded educational leader providing a wide range of formal and informal educational and training opportunities for learners around the world. They use SWIFT for internal development. They have also partnered with Gemini in an R&D project (see R&D Projects) to enhance various components of SWIFT specific to SGML Standards.

RAND Worldwide, the world's largest Value Added Reseller of mechanical design automation tools and services, have launched their first course in SWIFT for internal use and to resell to their corporate clients.

	Management feels that the current group of Strategic and distribution partners will greatly enhance Gemini's ability to penetrate its target markets, and grow at a far faster rate than would be possible if Gemini had tried to develop its markets without the said distributors and alliance partners.

BUSINESS

Principal Products and Services and their Markets

SWIFT Library

Currently, Gemini offers over 400 course titles available to convert into SWIFT, and has, in the current fiscal year, launched its own online SWIFT library (over 30 popular course titles).

SWIFT Kit

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

The DE

All course content can be developed externally to SWIFT using software programs of the client's choice. The course content is then tagged in SGML in the DE and compiled into the LE using the SWIFT compiler. The DE includes a DTD (Document Type Definition) or course structure. The course structure is a three level hierarchy that promotes consistency and effective instructional design.

SWIFT 5.0, currently in development, and expected to be released in the next fiscal year, will provide the capability to map the SWIFT DTD to other DTDs and vice versa. SWIFT clients and SGML users alike will be able to easily reuse course content for other applications, thus further leveraging their investment in SWIFT and SGML.

The ALE

SWIFT provides what management believes to be the only Adaptive Learning Environment commercially available in the world. The pedagogical effectiveness of ALEs have been proven by years of research conducted by educational institutions and government organizations around the world.
The ALE adapts each course to each learner's individual requirements, based on the goals they choose and by completing a pretest.

Adaptive Testing

One of the problems with traditional exams is that they are of fixed length. A learner must complete a long series of questions in order for the system to determine how well they know a subject. This characteristic can cause frustration for both novices and experts, who may know after a few questions that the subject matter is either bewildering or trivial. Adaptive testing allows exams to be significantly shorter than traditional tests, without losing any predictive power about a learner's master of the material.

SWIFT Branding

The SWIFT interface can be readily branded for OEM and Corporate identities with little effort required on Gemini's part.

ELMer

ELMer is an advanced Internet/Intranet delivery, management, and analysis system for SWIFT courses. ELMer is required for administering Intranet and Internet courses and can be purchased separately for $7,000.00 per license.

Delivery

The Server, which runs on Windows 95//98/NT or UNIX platforms, can deliver and manage large numbers of courses to large numbers of learners simultaneously. Learners are able to access highly interactive SWIFT courses over the Internet running a 28.8 or greater modem , with full multimedia functionality.

Management of System

The Server is controlled either locally or remotely and manages:

- billing,
- accreditation,
- adjust resource consumption,
- determine average transmission rates,
- identify fault occurrences.

Analysis of Student Progress

A wide variety of statistical information of learner-based data is automatically gathered and stored by the Server. The Server can provide:

- grading and progress reports,

- progress and content analysis,
- item analysis,
- pathways.

Data can also be exported to external applications.

Ecommerce

Gemini has, in the current quarter, launched an Ecommerce solution and can offer server-hosting or connect to third party Ecommerce sites for SWIFT Library Distribution through portals, ISP's and web sites.

	The customer simply selects a course(s) from the SWIFT Library list, then submits their financial information once they have placed an order. Approval takes 26 to 36 seconds. Once the customer has been approved they can access their course(s) from the SWIFT LE.

Market For Products

Gemini's market opportunity is diversified across a number of market segments, including multimedia CBT authoring tools, web authoring tools, IT education and training, courseware development services, internet software, ecommerce, on-line training.

Gemini operates in a high growth environment. The IT Education & Training market is a $3.1 Billion established market experiencing moderate growth of approximately 15% annually through the year 2000. The Multimedia CBT market is currently growing at the rate of 31% per anum, while the Internet software market is showing a growth rate of 50% per anum, and the packaged internet software market is currently growing at the rate of 127% per anum.

Gemini, management believes, is well positioned to take advantage of the rapidly growing Internet/Intranet Software market. Gartner Group research indicates that Interactive Training will make up 20% of corporate Intranet applications*. The overall market for Internet/Intranet software projected to be $12 billion by 2000. The market for Internet services is projected to be $14 billion by 2000**. In addition, the SWIFT SGML Development Environment (with its multimedia extensions) will enter the CBT Market Projections multimedia authoring tool market, expected to exceed $165 million by 2000***.
________________________________
- *     IT Symposium presentation, October 1996.
- **    DC, Capturing the Top 10 IT Opportunities, July 1997.
- ***   IDC, Capturing the Top 10 IT Opportunities, July 1997.
________________________________

	In the following table are presented the expected market size for the markets Gemini specifically targets with its products and marketing efforts:

All data is in Millions of dollars

Market Segments               1999      2000      2001      2002
Multimedia Authoring Tools

 CBT Tools                   129.6    165.95     187.0     220.0
IT Education and Training
 Network-delivered         1,566.0   1,695.0   1,830.0   1,960.0
 Desktop-delivered         3,133.0   3,495.0   3,901.0   4,290.0

 Total                     4,699.0   5,189.0   5,731.0   6,251.0

Internet/Intranet
 Internet Software         5,575.0   8,000.0   8,800.0   9,680.0
 Packaged Internet
 Software                  2,730.0   4,000.0   4,400.0   4,840.0
 Internet Services        10,205.0  14,000.0  15,400.0  16,940.0

 Total                    18,509.0  26,000.0  28,600.0  31,460.0
 Training segment (20%)    3,702.0   5,200.0   5,720.0   6,292.0
Sources: IDC, Dataquest, Gartner Group.

The table presented above, is a 4-year top-down revenue model. What the model shows is that there is tremendous potential for rapid revenue growth based on very modest penetration into the various market segments. For example, in the CBT Authoring Tools segment, where the SWIFT Kits will be marketed, achieving a modest 4.0% share of this market would result in $1.9 million in revenue.

As IDC has stated, the packaged Internet software market should reach $4 billion by 2000. SWIFT courses delivered over the Internet and corporate Intranets represent a distinct opportunity for Gemini. This area will become the focus of a great deal of the company's resources in the year 2000, and will likely be the primary area to which investment capital from any public offering or private placement is directed.

Competitive Advantage

	SWIFT overcomes the two primary drawbacks of multimedia training quoted by Dataquest in the 1996 end-user survey (The Role of Digital Multimedia in Training in Business, Dataquest, August 1996), the high cost and initial deployment/updates and lack of interactivity. In another Dataquest survey (Education and Training: Market Analysis and Outlook 1996, Dataquest, February 1997) respondents identify time and cost experiences in producing conventional CBT and TBT multimedia courseware using conventional tools or custom programming as the key drawback. The table below summarizes these findings:

Courseware Type

                    DEVELOPMENT      Cost per Hour of     Elapsed Time per
                    HOURS            Instruction ($US)    Hour of Instruction
                    PER HOUR
                    OF
                    INSTRUCTION


CBT (Conventional)  150 to 300 hours $10,000 to $45,000   13 to 20 weeks

TBT Multimedia      250 to 500 hours $14,000 to $55,000   10 to 26 weeks

        Management believes that Gemini addresses these concerns, and delivers a solution that is both unique in the industry, and provides a user/ developer friendly environment that is at the same time cost effective. The SWIFT System provides the same course delivered in a CDROM, Internet, and Intranet delivery environment, as well as being the only SGML-technology-based training solution that provides an efficient method for managing, updating and re-purposing course content, resulting in leveraged investment over time.

	SWIFT has full multi byte character functionality, and is, management believes, the only commercially available Adaptive Learning Environment in the world. SWIFT features extensive testing capabilities including adaptive testing, mandatory questions, and fixed-length testing for online certification, as well as having the ability to set seven different question types, including short answer, and feedback specific to learner interaction.

	SWIFT offers an intelligent tutoring system and has upwardly compatible versions, ensuring that clients benefit over time from Gemini's ongoing R&D. This last feature is of the utmost significance as the technology is continually undergoing development and upgrades.

        SWIFT has an included management system, which offers a competitive edge over other delivery systems in that the management systems of other products start at $50,000 U.S. plus licensing fees.

	A key advantage of SWIFT is that SWIFT reduces development time, management believes, by upwards of 70% as compared to other technologies, offering a consistent, highly interactive learning environment requiring only content. SWIFT requires no programmers and software teams, and exhibits virtually no learning curve for developers.

Distribution Methods of the Products or Services

SWIFT Library Distribution

Gemini intends to meet its corporate and marketing objectives by building as many titles as possible for the SWIFT Library and marketing those worldwide, directly, as outlined below, and through distribution and alliance partners, as previously discussed. This will be accomplished by partnering with Course Content Providers for building the SWIFT Library and marketing the SWIFT Library through Portals (Specialized Web Sites), Internet Service Providers
(ISPs), ASPs, OEMs, and Retail Distributors.

Large Corporate Accounts

SWIFT is, to the best of management's knowledge, the only SGML aware Distance Education and Training solution in the world. SGML users are typically medium to large corporations and government bodies with
significant training requirements.   These organizations have made large
investments to transfer their content into SGML and appear very interested in leveraging their investment further. By concentrating on the SGML market, where Gemini has, as discussed earlier, a significant competitive advantage, Gemini can quickly qualify and target potential clients through SGML trade shows, publications, conferences, etc. which draw only interested SGML clients. Gemini has already made several strategic alliances within the SGML industry (See above, Distribution Partners and Strategic Alliances).

Fortune 1000 Companies

Large Information Technology deployments within Fortune 1000 companies necessitate a major user training effort and hence an opportunity to sell SWIFT. These projects usually have a lengthy development cycle with significant up-front investments and are often behind schedule. There is usually significant pressure on IT departments to expedite deployment so that the organization can realize the promised benefits. Inevitably, the budget and time-frame for developing end-user training is tight. This scenario plays well for the SWIFT technology; IT groups can avoid the lengthy and expensive development associated with other tools.

Course Content Providers

Course Content Providers (CCPs) are made up of both private and public training and education organizations. This industry sector is in transition due to the rapid growth of the distance education and training industry resulting in the need to become competitive in a global economy. The development costs, consistency and course content re-use SWIFT, providing compelling value to this industry sector. To further entice CCPs, Gemini also offers a partnering program to selected CCPs that does not involve purchasing SWIFT.

Course Content Partnering (CP) Program

Gemini launched the CP program in January, 1999 and now has well over 400 courses available for conversion, with over 30 already converted. The programs entails Gemini (or a Gemini Partner) converting course content for delivery in SWIFT, and take a higher percentage of the royalties.

Product Positioning

The SWIFT product line is ideally positioned to target the fast growing Internet/Intranet market, as well as packaged internet software for the retail market. SWIFT products offer low cost to both developers and end users as well as many pedagogical distinguishing features.

The SWIFT product line fits into the following fast growing market segments:

- Turn-key Internet Distance Education and Training solution
- Online Library
- Ebusiness
- Application Service Provider software
- Internet Software
- Packaged Internet Software
- IT Education and Training

Marketing Plan

Direct Sales

Gemini plans to hire a team of sales people to address the target markets defined above that will consist of:

- Distributor Sales
- Inside Sales
- Large Acct. Sales

Distributor Sales

Gemini will hire sales people to build upon the distribution channels already in place. The target market, as defined above, includes Retail, OEM, ISPs, Portals and ASPs).

- Marketing will be accomplished through investment in four specific areas:

- Direct sales - Gemini plans to establish an inside sales team to focus on the SGML market. This team will have a telemarketing orientation and will consist of salespeople with 2 to 5 years' experience. Gemini has created two new product and service "packagings" of SWIFT to support a "try and buy" selling model without compromising longer term revenue potential.

- Distribution recruitment - establishment of a distribution sales team to recruit distributors and Courseware Authorized Resellers. This team will consist of more senior sales personnel who possess the skills and experience to work with prospective distribution partners to develop their business models around the SWIFT technology.

- Marketing - conduct direct mail, advertising, conference, and industry partner marketing, as well as trade show activities, to raise brand awareness and generate sales and distribution leads. These efforts will be targeted towards the SGML market, the content developer market and the training groups within Fortune 1000 companies, government and educational institutions.

- R&D - expand the R&D staff to further develop the technology, focusing on Internet/Intranet delivery. The SWIFT technology will be enriched through additional authoring functionality and the product line will be broadened with new modules.

In addition, executive business development resources will be focused on industry partnerships, key distribution prospects and large reference account opportunities.

SWIFT Library Distributors (SLD)

SLDs must purchase ELMer - a total investment of $7,000,00 U.S.D. which
includes the entire online library.   Gemini can provide the hosting services
providing a turn key solution with virtually no administration required, or set it up remotely. All SLDs receive the same discount based on the suggested retail price, ensuring a level playing field.

Gemini has designed the distribution program on a sliding scale based on
sales to further motivate marketing efforts by SLDs.   Courses are priced
slightly below competitor pricing. We have also provided a multi level marketing approach for third party Gemini partners to receive royalties for establishing SLD's.

Gemini will hire a direct sales force to establish distribution channels for the SWIFT library.

Strategic Alliances and Industry Partners

Strategic alliances are defined as course content companies and content distributors. Gemini has had significant success partnering with Course Content Providers with access to hundreds of titles already available and in conversion. Likewise, the company has recently signed a number of high profile distributors for Internet/Intranet, OEM and Retail (CD-ROM delivery) (See Distribution Partners and Strategic Alliances, above).
The marketing strategy outlined above, management believes, should build a broader awareness of the SWIFT technology, creating a pull strategy for the SWIFT Kit into the lucrative corporate market. As well, Gemini's strategy should provide a huge incentive for CPs to convert their courses into SWIFT, help build upon multiple recurring revenue streams, create healthy cash flow, shorten sales cycles, and build more strategic partners and alliances.

Status of any Publicly Announced New Product or Service

	As outlined herein, Gemini is emerging from its development stage, and as such the products employing the SWIFT technology, which Gemini plans to introduce into the general worldwide marketplace, are, by definition, new products. However, as described above, both the products and the technology have been available since 1998, have been thoroughly market tested, and are ready for rollout into the general marketplace (See also, Distribution Methods of the Products or Services; and, Products and Services and their Markets, above).

Competitive Business Conditions, Competitive Position in the Industry, and Methods of Competition

	See, Market for Products, above, for a discussion of the Marketplace in general.

SWIFT uses an entirely different approach in design and licensing than its closest competitors, products such as Authorware, Toolbook, CBT Express and Icon Author. The primary areas of divergence between the competitors and SWIFT is outlined in the table below:

SWIFT                                       Authoring Tools

SGML-based, leverage investment over        HTML-based
time
Designed for use by course content          Development is from scratch
creators, requires content only
CBT interface (Learning Environment) is     Requires expertise in HCI,
built-in - virtually no learning curve, no  programming, project mgmt,
software teams or programmers required      pedagogy.

Reduces development time and costs by       Averages 200 - 250 hours of
about 70%.                                  development for every hour of
                                            finished product.
Provides delivery on CD-ROM, Intranet and   Requires development from scratch
Internet                                    for each delivery format


Utilizes ELMer                              Expensive mgmt systems
International utilization built in          Limited internationalization if
                                            at all

The primary areas of divergence between the competitors and SWIFT LE is outlined in the table below:


SWIFT LE                                    Other Learning Environment
Adaptive learning environment and           No adaptivity
adaptive testing algorithms
Internationally awarded intelligent tutor-  Virtually no pedagogy ing system (Ed Media '95; World Conference
on Educational Multi-Media and Hypermedia)
effectiveness backed by years of            lead by the nose training
international R&D and usability studies



	Management feels that the SWIFT Technology effectively gives Gemini a differentiable new technology which has no direct competition. As can be seen from the table presented above, SWIFT and SWIFT LE bear little resemblance to the competition in the marketplace except for the fact that the end user product is somewhat similar. What must be remembered is that Gemini is primarily marketing a delivery system, not a particular product. Indeed, most competitors in the industry could market their products using the SWIFT system for product delivery. In this respect one is drawn to the logical conclusion that Gemini, with respect to its base technology, has no direct competitors.

Sources and Availability of Raw Materials and the Names of Principal
Suppliers

Gemini's services are not reliant on the availability of raw materials, but, rather, involve the development of software computer applications, and interactive data networks. Sources of all materials, internet services, and equipment are readily available from a large number of suppliers, none of which would be difficult to replace.

Dependence on One or a Few Major Customers

	No customer of Gemini accounts for more than 5% of its business.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration

Copyright and Trademarks

        Gemini has registered the trademark "SWIFT" in Canada, and uses the mark throughout the world. Gemini plans, in the next quarter to register the said mark in the United States and in Europe.

        All of Gemini's software is believed subject to common law but unregistered copyrights.

Licenses

Gemini grants its clients licenses for the non-exclusive use of its products. No one licensee accounts for more than 5% of Gemini's current business, and there are no outstanding or impending claims under any current licenses, or to the best of management's knowledge, are any such claims likely.

Other Intellectual Rights

	No other patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts are used by Gemini.

Need for Any Government Approval of Principal Products or Services

        To the best of Gemini's management's knowledge, there are no special requirements for government approval of its principal products or services, not generally applicable to normal business operations.

Effect of Existing or Probable Governmental Regulations on the Business

	Gemini is unaware of any probable regulation of its business, other than as will apply to businesses in general.

Estimate of the Amount Spent During Each of the Last Two Fiscal Years on Research and Development Activities, and if Applicable the Extent to Which the Cost of Such Activities are Borne Directly by Customers

	During the past two years management believes Gemini spent approximately $300,000 on R&D, none of which will be directly borne by Gemini's customers, but all of which will be indirectly borne by the customer as reflected in the price of the products of Gemini, a portion of which will be allocated to the amortized cost of development.

Costs and Effects of Compliance with Federal, State and Local Environmental
Laws

	Gemini is not aware of any expenses directly attributable to compliance with federal, state or local environment laws or regulations.

Further Information with respect to Gemini and the Company:

Number of Total Employees and Number of Full Time Employee

Gemini has 4 full time employees, and no part time employees. The Company has one full time Employee.

Description of Real Estate and Operating Data

Gemini currently rents approximately 2,104 square feet for its staff, at Suite 605, 839 - 5th Avenue SW, Calgary, Alberta, Canada T2P 3C8, with a rent of $7,890 per anum. The Company currently rents space at 1715 Stickney Point Road, Suite A-12, Sarasota FL, free of charge.

	Management is of the opinion that its current facilities are adequate for its immediate needs. As the Company's business increases, additional facilities may be required, however the current facilities are expected to suffice until after December 31, 2000.


Equipment

	The fixed assets of Gemini, as valued for accounting purposes have a depreciated book value of $25,465, and an non-depreciated book value of $31,215. The assets are principally comprised of computers, computer equipment, and software, along with office furniture. The Company has equipment with a depreciated book value of $1,444, and an undepreciated book value of $1,975.

Investment Policies

	The Company has no investment policies with respect to investments in real estate or interests in real estate or investments in real estate mortgages.

Operating Subsidiaries of the Company

	The subsidiary of the Company, Gemini, currently generates virtually all revenue for the Company, and the discussions and tables referring to operations in this Annual report on Form 10-KSB refer virtually exclusively to the revenues generated by the subsidiary.


Item 2	PROPERTIES.

Gemini currently rents approximately 2,104 square feet for its staff, at Suite 605, 839 - 5th Avenue SW, Calgary, Alberta, Canada T2P 3C8, with a rent of $7,890 per anum. The Company currently rents space at 1715 Stickney Point Road, Suite A-12, Sarasota FL, free of charge.

	Management is of the opinion that its current facilities are adequate for its immediate needs. As the Company's business increases, additional facilities may be required, however the current facilities are expected to suffice until after December 31, 2000.

Item 3	LEGAL PROCEEDINGS.

	Neither Gemini nor the Company is currently a party to any pending or threatened litigation of a meritorious or material nature or that could result in a significant financial impact. From time to time the Company or Gemini may be involved in lawsuits in the normal course of its business, that do not have a material impact upon the Company.

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

	NONE.

                                PART II

Item 5	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
	STOCKHOLDER MATTERS.

	The Company is authorized to issue 80,000,000 shares of Common Stock, with a par value of $.001. 3,164,900 shares of Common Stock were outstanding and held of record by approximately 480 persons as of December 31, 1999. The holders of Common Stock have one vote per share on all matters (including election of directors) without provision for cumulative voting. Thus, holders of more than fifty percent (50%) of the shares voting for the election of directors can elect all of the directors, if they choose to do so. The Common Stock currently is not redeemable and has no conversion or pre-emptive rights. The Common Stock currently outstanding is validly issued, fully paid and non-assessable.

	In the event of liquidation of the Company's assets, holders of Common Stock will share equally in any balance of the Company's assets available for distribution to them after satisfaction of creditors and the holders of the Company's senior securities. The Company may pay dividends, in cash or in securities or other property when and as declared by the board of directors from funds legally available therefor, but has, to date, paid no cash dividends on its Common Stock.

Market Information.

            The Company's common stock is traded on the NASD over the counter Bulletin Board, symbol SLEL. Trading began on June 18, 1998. The range for each quarter quoted reflect inter-dealer prices and may not represent actual transactions.

Quarter         Year            Low             High

Second          1998            $0.8750         $3.0000
Third           1998            $2.6875         $5.0000
Fourth          1998            $2.2500         $4.5000

First           1999            $1.3125         $3.3125
Second          1999            $0.3125         $2.9375
Third           1999            $0.1875         $0.6250
Fourth          1999            $0.1875         $1.7500

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


Item 6	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS.


	The following discussion and analysis relate to factors which have affected the financial condition and results of operations of the Company for its years ended December 31, 1998 and December 31, 1999.

	On September 24, 1999 the Company purchased 100% of all the outstanding shares of Gemini, as fully described in Material Events, below. As a result of the aforementioned transaction, the Company gained Gemini, whose activities are fully described herein.

Discussion of Financial Information

	For the current financial period the financial statements were prepared on a consolidated basis, as neither Division had significant sales activity. The 1998 fiscal year end financial statements were prepared on a pro-forma basis, to provide a better comparative view as to the Company's financial position. The audited financial statements for each division at the end of the fiscal year ending on December 31, 1998 is found in the Second Amendment to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 28, 1999, said amendment incorporated herein by reference.

	During the current operating fiscal year the Company had sales of $112,554, as compared to $119,782 in sales for the fiscal year ended December 31, 1998. The overall sales in 1999 were consistent with those in 1998. The Company feels that its reorganization into two divisions, and its purchase of Gemini will lead to a much higher sales level over the next fiscal year. The Company is also actively seeking emerging and successful acquisitions in both Divisions to ensure the fiscal health and growth of the Company.

The Cost of goods sold was $11,386 for the current fiscal year, as compared to $67,959 for 1998, netting a gross profit of $101,168 for the current fiscal year, and $51,823 for the year ended December 31, 1998.

Total selling expenses were $45,434 for the year ended December 31, 1999, as compared to $13,938 for the period ended December 31, 1998.The discrepancy was due to $42,566 paid in 1999 for consulting services, as compared to $12,661 in 1998. The increase is primarily due to the efforts of the Company to examine and increase the sales activity of Gemini by providing inroads to major clients. The results of these efforts, management feels, will make themselves felt in the next fiscal year.

Total operating expenses, except for selling expenses, were $1,509,585 in the year ended December 31, 1999 as compared to $604,254 in 1998. Of this amount, $1,154,009 was, for professional fees and consulting fees, as compared to $111,755 in 1998. The $1,154,009 was paid mainly through the issuance of 1,000,000 shares of the Company to a law firm, and to outside consultants, in aid of the Company's efforts to raise capital for expansion and acquisitions, reorganize into its current divisions, and to pay for the purchase of Gemini. The Company feels that over the ensuing years, its growth and expansion will largely be attributable to the efforts and expenses incurred during the fiscal year ended December 31, 1999.

The cash and investment certificate position of the Company was $3,650 on December 31, 1999 as compared to $19,792 on December 31, 1998. Current assets, as a whole, increased approximately four-fold, from $224,522 on December 31, 1998 to $893,778 on December 31, 1999.

Material Events

Acquisition of Gemini

On September 24, 1999, Mrs. Kim Adolphe, a resident of the Canadian
Province of Alberta, exchanged 100% of the outstanding capital stock of Gemini Learning Systems, Inc. ("Gemini"), a corporation organized and operating under the laws of the Canadian Province of Alberta, for 20,000,000 shares of the Registrant's common stock, said stock having a par value of $0.001 per share. As a result of the said transaction, Mrs. Adolphe became the beneficial owner of the stock exchanged, which comprises approximately 66.7% of the Registrant's outstanding common stock. Prior to the foregoing transaction Mrs. Adolphe had no relationship with the Registrant. The shares were not exempt from the ten for one reverse split effected on November 1, 1999. Mrs. Adolphe was also allowed 250,000 shares to give to key personnel, said shares were not subject to the reverse split. To date none of the shares have been issued.

Mrs. Adolphe was named to the Company's Board of Directors as a Class I Director, whose term of office will expire on May 13, 2000. The Board of Directors have indicated that she will be nominated for re-election. Mrs. Adolphe remains as president of Gemini.

Liquidity

Liquidity

	Management believes that the Company has the cash funds and necessary liquidity to meet the needs of the company over the next year, assuming sales and development efforts conform to the standards set by management.

To fully maximize the potential presented in the marketplace, management believes that approximately $1,000,000-5,000,000 will need to be raised.
The initial $1,000,000 would be utilized to further develop Gemini's product line and for marketing its products. The remainder would be utilized for expansion and acquisitions in developing the two divisions of the Company. In the event only part of the funds are raised, then the funds will be allocated first to marketing of Gemini's product line, secondly to product development, and thirdly towards the purchases of suitable acquisitions.
The money will likely be raised through private placements of shares. In the event funds are not raised, the Company will continue with its sales activities, and, management believes, meet its liquidity demands. The funds, as noted above, are for increased activity and sales, not for primary liquidity demands.

Current Plans

	The Company has a threefold plan for the next fiscal year;

(1) The Company plans to continue to service its current clientele in the Sloan Electronics Division (High Technology Division), and examine potential areas of growth in the electronic monitoring industry.

(2) The Company plans to hire marketing and sales staff for Gemini, and to actively pursue primarily large corporate clients for Gemini's product line. Management feels that this strategy will produce healthy sales in the next fiscal year, and years to come.

(3) The Company plans to actively seek acquisition targets for both divisions, to develop a strong vibrant Company with two active profitable divisions. The Company would like to acquire at least one successful, operating business for each division over the next year.

Accounting Policies and Procedures

	The Company follows generally accepted accounting principles in preparing its financial statements, and has audited statements produced annually, with its quarterly statements produced by its management and accountants.

Revenue Recognition

	Revenue is recognized using the accrual method of accounting.

Statements of Cash Flows

	Statements of Cash Flow are prepared quarterly, on a consolidated basis, using generally accepted accounting principles and guidelines.

Inventory

	The Company keeps minimal inventory, manufacturing goods in response to orders.

Fixed Assets

	Fixed assets are valued based on their depreciated value.
Depreciation is calculated using the straight line method.

Principles of Consolidation

	All Financial Statements are produced on a consolidated basis.

Statement Re: Computation of Earnings Per Share

	The Company has a simple capital structure as defined by APB Opinion Number 15. Accordingly, earnings per share is calculated by dividing net income by the weighted average shares outstanding.

Provision for Income Taxes

	Provisions for income tax are computed quarterly using the guidelines as defined in the Federal and State Statutes.

The Company's Immediate Capital Requirements

	The Company requires about $1,000,000 to continue the growth and market penetration of its products and its R&D (For discussion, See "Liquidity").

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	Included at Pages 34 through 49 hereof.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE.

The firm of Bobbitt, Pittenger and Company PA (BPC) audited the financial statements of the Company for the fiscal year ended Dec. 31, 1998, through June 30, 1999. On March 20, 2000, pursuant to a vote of the Board of Directors, the firm of Stan J. H. Lee and Company was selected to audit the financial statements of the Company for the year ended December 31, 1999, and December 31, 2000.

The report of BPC on the Company's financial statements for the previous year did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the entire period of the engagement of BPC, through June 30, 1999, there had been no disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to BPC's satisfaction, would have caused BPC to make reference in connection with its reports to the subject matter of the disagreement.

                               PART III


Item 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	The following sets forth the names and ages of all the Directors and Executive Officers of the Company, positions held by such person, length of service, when first elected or appointed and term of office.

                             First Elected
Name                  Age    or Appointed/Term   Position


Paul A. Sloan         41     1997                President, Chief Executive
                                                 Officer and Director.

Larry Provost*        51                         Chairman of the Board of
                                                 Directors, Secretary,
                                                 Treasurer and Chief
                                                 Financial Officer.

Michael Solomon**     54     1997                Senior Vice President.

Lester H. Cohen**     53     1997                Vice President-Marketing.

James Vondra          58     1997                Director.

Kim Adolphe           41     1999                Director, President of
                                                 Subsidiary (Gemini Learning
                                                 Systems, Inc.).

Jim Marquis           57     1999                Director.

Todd Finch            34     1999                Director.
___________________
*   retired from all positions in February, 2000
**  retired in May, 1999.

Biographies of Directors, Officers and Officers Nominees.

Mr. Paul A. Sloan is President, Chief Executive Officer and a Director of the Company. Mr. Sloan was President of Sloan Electronics, Inc., and had been since its inception in 1990. Mr. Sloan co-founded Vorec Corporation in 1986 and served as design team leader.

Mr. Larry Provost has been Chairman, Secretary and Chief Financial Officer of the Company since the December 5, 1997. Mr. Provost is presently President of Production Talent, Inc., a film and video production company, and President of Vidco, Inc., an equipment leasing company. Mr. Provost graduated with a B.A. degree in Psychology from New York University in 1970. Mr. Provost retired from all positions in February, 2000.

Mr. Michael Solomon is Senior Vice President. Mr. Solomon has worked at the New York City Police Department for 15 years. Mr. Solomon founded Pro-Tech Security Systems, a company that installs and services residential and commercial security systems, after retirement from the New York City Police Department. Mr. Solomon holds a Master's Degree in Criminal Justice Administration from New York Institute of Technology. Solomon retired from all positions in May, 1999.

Mr. Lester H. Cohen is Vice President - Marketing. Mr. Cohen served as New York State Division of Probatio0n Training Administrator, Chief of Planning Policy and Program Development for the same department and as a Line Probation Officer in the Steuben County Probation Department. Mr. Cohen received a Master's Degree in Social Work from Adelphi University, School of Social Work. Mr. Cohen retired from all positions in May, 1999.

Mr. James Vondra is a Director of the Company. From 1991 to the present, Mr. Vondra has been a Senior Systems Analyst for data based management systems (IMS development) produced by Computer Science Corp., located in Texas. He received a BA in Business Administration in 1963 from North Texas State University. Mr. Vondra has 29 years experience in data processing and system programming.

Mrs. Kim Adolphe is a Director. For the past 5 years, she has been President and CEO of Gemini. Mrs. Adolphe runs Gemini on a day to day basis. Her role is to oversee the strategic direction of the company and to ensure that the people and processes to accomplish Gemini's corporate objectives are in place. She has held this position continuously, on a full time basis, since 1990.

Mrs. Adolphe is a director and alumni member of Canadian Advanced Technology Alliance (CATA). She was the founding President of the Calgary UNIX User's Group (CUUG), spearheading the first Internet service in Calgary. Mrs. Adolphe has published papers in such journals as Canadian Artificial Intelligence and co-authored an international award-winning paper on the SWIFT (SoftWare Intelligent Freeform Training) methodology.

Jim Marquis, is a Director. He is currently Vice President and a Board member of Kimchuk, Inc. and a Board member of Smartcom, Inc., Thermal Waste Technologies, Smart Communications, Inc., Investment Funding LLC, and Baron Express LLC and a partner of Professional Properties. In March of 1971 he joined Kimchuk, Inc. and formed their electronics equipment fabrication division, and has been with the company since that time, rising through the ranks to his current position. Mr. Marquis received a BSEE from the University of Bridgeport in 1968 and a MBA from the University of Connecticut in 1974.

Mr. Todd Finch is a Director. He has extensive internet experience while holding the position of the President of Netscape Canada. He was also involved in the formation of the Sun-Netscape Alliance of Canada.

Item 11 	EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

The Directors received no cash compensation in 1999, but did receive the following stock options during 1999:

Name           	Amount      Exercise Price       Term     Amount Exercised

Mr. Provost(1)	50,000     	1.44 	    	  5 yr        	0
Mr. Sloan     	50,000     	1.44 	    	  5 yr        	0
Mr. Cohen(2)    10,000          1.12             10 yr          0
Mr. Solomon(3)  10,000          1.12             10 yr          0
Mr. Vondra      10,000          1.12             10 yr          0
Mr. Marquis     10,000          1.12             10 yr          0
______________
(1) Larry Provost retired from the Board in February, 2000.
(2) Lester Cohen retired from the Board in May, 1999.
(3) Michael Solomon retired from the Board in May, 1999.

EXECUTIVE COMPENSATION

The primary objectives of the Company's executive compensation structure are to maintain executive compensation at competitive levels to retain qualified personnel and to reward individuals for their respective contributions to the Company's success. Bonuses may be granted in order to reward and acknowledge employees for, among other things, individual initiative and achievement. A number of factors are considered in determining compensation of executives, such as historical financial results, anticipated revenues and earnings for the next fiscal year, individual contributions to, and length of service with, the Company, compensation levels at other companies (both within and outside the Company's industry), and equity and fairness within the top levels of management. Decisions on executive officer compensation are, however, primarily subjective. No predetermined weight is generally assigned to any of the factors mentioned above. A guideline in determining bonus compensation for division presidents and other designated executive officers has historically been the achievement of budgeted sales and earnings levels, but no other specific corporate performance related targets are otherwise used and the achievement of such goals is not, in all cases, determinative of whether an executive officer will receive bonus compensation or the amount of such compensation.

Summary Compensation Table:

Name and Principle                             All Other Compensation
Position               Year    Salary          Pecuniary        Shares

Larry Provost*         1999   $78,000(3)                        50,000(4)
Chairman, Secretary    1998   $52,000(3)       $18,000(1)       20,000(4)
Treasurer and Chief    1997   $18,000                          196,350(2)
Financial Officer

Paul Sloan             1999   $78,000(3)                        50,000(4)
President, Chief       1998   $60,000(5)                        20,000(4)
Executive Officer      1997   $60,000(6)
and Director

Lester Cohen**         1999                                     10,000(4)
VP Marketing,          1998                                     10,000(4)
Director

Michael Solomon***     1999                                     10,000(4)
Senior VP              1998                                     10,000(4)
Director

Jim Vondra             1999                                     10,000(4)
Director               1998                                     10,000(4)

Kim Adolphe            1999   $123,000(8)                    2,000,000(9)
Director, and          1998     70,000(8)
President
of Subsidiary          1997     37,650(8)

James Marquis          1999                                     10,000(4)
_____________
*   Retired from all positions in February, 2000.
**  Retired from all positions in May, 1999.
*** Retired in May, 1999.

(1) Mr. Provost received a $18,000 stipend to cover the costs of maintaining an office.
(2) Mr. Provost received an aggregate of 196,350 shares as part of total compensation during fiscal year 1997.

(3) Mr. Provost and Mr. Sloan received $0 as of December 31, 1999. This amount is accrued and payable by the Company.
(4) Shares in stock option plan (unexercised).
(5) Mr. Sloan has received $25,000 as of December 31, 1998. The balance of $35,000 is accrued and payable by the Company.
(6) Mr. Sloan has received $40,000 as of December 31, 1997. The balance of $20,000 is accrued and payable by the Company.
(7) This represents one month's salary.
(8) Salary and auto expenses received from Subsidiary. This is consolidated and carried back two years, even though the Subsidiary was only purchased in September, 1999.
(9) Shares received as compensation for the purchase of Gemini. The original sale price was 20,000,000 shares, which were subject to the 1 for 10 reverse split in November, 1999,

In addition, the Company may award stock options to key employees, members of management, directors and consultants under stock option programs as bonuses based on service and performance.

Item 12	Security Ownership of Certain Beneficial Owners and Management

Parents of the Company

	The following table discloses all persons who are parent of the Company (as such term is defined in Securities and Exchange Commission Regulation C), showing the basis of control and as to each parent, the percentage of voting securities owned or other basis of control by its immediate parent if any.

                        Name and Address       Amount and Nature of   Percent
Title of Class          of Beneficial Owner    Beneficial Ownership   of Class

Common Stock            Paul Sloan             207,504                6.6%
                        4266 Higel Ave.        Record and Beneficial
                        Sarasota FL  34242     Owner

Common Stock            Kim Adolphe            2,000,000             63.2%
                        Suite 38 RR# 12        Record and Beneficial
                        Calgary Alta. T3E 6W5  Owner

Transaction with Promoters, if Organized Within the Past Five Years

	There have been no transactions with Promoters over the past five years.

Principal Stockholders

	As of December 31, 1999, the following persons (including any "group" are, based on information available to the Company, beneficial owners of more than five percent of the Company's common stock (its only class of voting securities):

                        Name and Address       Amount and Nature of   Percent
Title of Class          of Beneficial Owner    Beneficial Ownership   of Class

Common Stock            Paul Sloan             207,504                6.6%
                        4266 Higel Ave.        Record and Beneficial
                        Sarasota FL  34242     Owner

Common Stock            Kim Adolphe            2,000,000              63.2%
                        Suite 38 RR# 12        Record and Beneficial
                        Calgary Alta. T3E 6W5  Owner

Security Ownership of Management

	As of the date of this Prospectus, the following table discloses, as to each class of equity securities of the registrant or any of its parents or subsidiaries other than directors' qualifying shares, beneficially owned by all directors and nominees, the names of each executive officer (as defined in Item 402[a][2] of Securities and Exchange Commission regulation S-B), and directors and executive officers of the registrant as a group, the total number of shares beneficially owned and the percent of class so owned. Of the number of shares shown, the associated footnotes indicate the amount of shares with respect to which such persons have the right to acquire beneficial ownership as specified in Securities and Exchange Commission Rule 13(d)(1).


                        Name and Address        Amount and Nature of  Percent
Title of Class          of Beneficial Owner     Beneficial Ownership  of Class

Common Stock            Larry Provost           132,750               4.2%
                        116 Teatown Rd.         Record and Beneficial
                        Croton, NY  10520       Owner

Common Stock            Paul Sloan              207,504               6.6%
                        4266 Higel Ave.         Record and Beneficial
                        Sarasota FL  34242      Owner

Common Stock            Lester Cohen (1)        58,876                1.9%
                        7705 Porto Vecchio Pl.  Record and Beneficial
                        Delray Beach FL 33446   Owner

Common Stock            Margery Cohen Trust (1) 58,876                1.9%
                        7705 Porto Vecchio Pl.  Record and Beneficial
                        Delray Beach FL 33446   Owner

Common Stock            Michael Solomon         29,863                0.9%
                        3 Chippewa Ct.          Record and Beneficial
                        Suffern NY 10901        Owner

Common Stock            James Vondra            42,476                1.3%
                        216 Overcrest Dr.       Record and Beneficial
                        Benbrook TX  76126      Owner

Common Stock            Todd Finch              0                     0%
                        1096 Algonquin Drive    Record and Beneficial
                        Mississauga, Ontario    Owner
                        L5H 1P4

Common Stock            Kim Adolphe             2,000,000             63.2%
                        Suite 38 RR# 12         Record and Beneficial
                        Calgary Alta. T3E 6W5   Owner

                        All Directors &         2,530,345             80%
                        as a group (5 persons)
                        Officers

(1) Mr. Lester Cohen is the husband of Mrs. Margery Cohen;
_________________________________________


Item 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

	The following information pertains to all transaction during the last two year, or proposed transactions, to which the Company was or is to be a party, in which any of the following persons had or is to have a direct or indirect material interest: any director or executive officer of the
Company: any nominee for election as a director; any principal security holder listed below; and, any member of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons.

Name and Principle                                All Other Compensation
Position                  Year    Salary          Pecuniary       Shares

Larry Provost*            1999   $78,000(3)                          50,000(4)
Chairman, Secretary       1998   $52,000(3)       $18,000(1)         20,000(4)
Treasurer and Chief       1997   $18,000                            196,350(2)
Financial Officer

Paul Sloan                1999   $78,000(3)                          50,000(4)
President, Chief          1998   $60,000(5)                          20,000(4)
Executive Officer         1997   $60,000(6)
and Director

Lester Cohen**            1999                                       10,000(4)
VP Marketing,             1998                                       10,000(4)
Director

Michael Solomon***        1999                                       10,000(4)
Senior VP                 1998                                       10,000(4)
Director

Jim Vondra                1999                                       10,000(4)
Director                  1998                                       10,000(4)

Kim Adolphe               1999   $123,000(8)                      2,000,000(9)
Director, and President   1998     70,000(8)
of Subsidiary             1997     37,650(8)

James Marquis             1999                                       10,000(4)
_____________
*   Retired from all positions in February, 2000.
**  Retired from all positions in May, 1999.
*** Retired in May, 1999.

(1) Mr. Provost received a $18,000 stipend to cover the costs of maintaining an office.
(2) Mr. Provost received an aggregate of 196,350 shares as part of total compensation during fiscal year 1997.
(3) Mr. Provost and Mr. Sloan received $0 as of December 31, 1999. This amount is accrued and payable by the Company.
(4) Shares in stock option plan (unexercised).
(5) Mr. Sloan has received $25,000 as of December 31, 1998. The balance of $35,000 is accrued and payable by the Company.
(6) Mr. Sloan has received $40,000 as of December 31, 1997. The balance of $20,000 is accrued and payable by the Company.
(7) This represents one month's salary.
(8) Salary and auto expenses received from Subsidiary. This is consolidated and carried back two years, even though the Subsidiary was only purchased in September, 1999.

(9) Shares received as compensation for the purchase of Gemini. The original sale price was 20,000,000 shares, which were subject to the 1 for 10 reverse split in November, 1999,


                               PART IV

Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
		FORM 8-K.

		(a)		The following documents are filed as a part
of this Report:

(1)	Financial Statement.  	The following Financial Statements are filed
as part of this Report:

                                                                        Page

        Report of Independent Public Accountants.                       36

        Balance Sheets: December 31, 1999, December 31, 1998.           37

        Statements of Operations: Year Ended December 31, 1999,
        Year Ended December 31, 1998.                                   38

	Statement of Cash Flows: Year Ended December 31, 1999,
        Year Ended December 31, 1998.                                   39

	Statement of Stockholders' equity: December 31, 1998,
         to December 31, 1999- June 30, 1998.                           40

	Statement of Expenses for the Year Ended December 31, 1999,
        Year Ended December 31, 1998.                                   41

        Notes to Financial Statements.                                  42

 (2)	Exhibits.		The following exhibits are filed as part of
this Report:

Exhibit No.	Item							Page

2.0 Plan and Agreement of Merger between MAS Acquisition I Corp. and Sloan Electronics, Inc. as filed with the Form 8-K Amendment on March 18, 1998.

2.1 Article of Amendment changing company name from MAS Acquisition I Corp. to Sloan Electronics, Inc.
                      as filed with the Form 8-K Amendment on March 18, 1998.

2.11 Article of Amendment changing company name from Sloan Electronics, Inc. to Salient Cybertech, Inc.
                      as filed with the Form 8-K Amendment on March 18, 1998.

2.12 Articles of Incorporation as filed with the Form 0-SB Registration Statement on September 4, 1996.

3.1 Bylaws of the Company adopted by the Company from the Bylaws of Sloan Electronics, Inc. as amended, filed with the form 10-QSB on November 12, 1998

4.0 Specimen Stock Certificate as filed with the Form 10-SB Registration Statement on September 4, 1996.

4.11 Specimen Stock Certificate replacing MAS Acquisition I Corp. Stock Certificate, filed with form 10-KSB/A April 7, 1998.

4.12 Stock Option Plan approved by shareholders May 16, 1998 as filed with form DEF-14A April 10, 1998.

27                    Financial Data Schedule.

(3)	Reports on Form 8-K filed in the fourth quarter and incorporated in the current Report on Form 10-KSB by Reference:

1. Report on Form 8-k filed on May 27, reporting the change of name from Sloan Electronics, Inc. to Salient Cybertech, Inc.

2. Current Report on Form 8-K, reporting the purchase of Gemini Learning Systems, Inc. by the Company, filed on September 28, 1999.

3. First Amendment to Current Report on Form 8-K, providing the details of the purchase of Gemini Learning Systems, Inc. by the Company, filed on October 28, 1999.

4. Second Amendment to the Current Report on Form 8-K, providing the financial details of the purchase of Gemini Learning Systems, Inc., filed on December 28, 1999.

5. Report on Form 8-K, reporting the 1-10 reverse split of the shares in the common stock of the Company.




                              SIGNATURES

	Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALIENT CYBERTECH, INC.


By              /s/Paul Sloan/s/
		Paul Sloan, President and Director
		(Principal Executive Officer)

Date:	March 30, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


SALIENT CYBERTECH, INC.


By              /s/Paul Sloan/s/
		Paul Sloan, President and Director
                  (Principal Executive Officer)

Date:	March 30, 2000.

                         Salient Cybertech,  Inc.


                        Comparative Consolidated
                        Financial Statements and
                        Accountant's Audit Report
                          For the Years Ended

                       December 31, 1999 and 1998

                         Salient Cybertech, Inc.

                        COMPARATIVE  CONSOLIDATED
                         FINANCIAL STATEMENTS

                       December 31, 1999 and 1998





                           TABLE OF CONTENTS
_______________________________________________________________



                                                            Page

Accountant's Audit Report                                   3

Financial  Statements:

     Balance Sheet                                          4

     Statements of Operations and Retained Earning          5

     Statement of Stockholder's Equity                      6

     Statements of Cash Flows                               7

     Statement of Selling., General and Administrative      8

     Notes to Financial Statements                          9


_______________________________________________________________

Stan J.H. Lee & Co., CPAs                               Direct) 201-681-7475
Princeton Corporate Center                              Tel) 609-514-5100
5 Independence Way, Suite 300                           Fax) 609-514-5123
Princeton, NJ  08540
e-mail) sierra5533@aol.com





                        INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and
Shareholders of Salient Cybertech, Inc.
Sarasota , FL



We have audited the accompanying comparative consolidated balance sheet of Salient Cybertech, Inc. as of December 31, l999 and the pro-forma consolidated balance sheet as of December 31, 1998 and the related comparative and pro-forma statement of operations and retained earnings (deficit) , statement of stockholders' equity, comparative and pro-forma consolidated statement of cash flows and the comparative and pro-forma consolidated statements of selling, general and administrative expenses for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Salient Cybertech, Inc. at December 31, l999 and 1998, and the results of its operations and its cash flow for the years then ended in conformity with generally accepted accounting principles.


/s/Stan J.H. Lee & Co. CPAs
_______________________
Stan J.H. Lee & Co., CPAs

March 25, 2000
Princeton , NJ

                             Salient Cybertech, Inc.
                     Balance Sheet at December 31, 1999 and
                               December 31, 1998

                                                                    Pro-Forma
                                                     1999           1998
ASSETS:
      Cash                                           3,650          19,792
      Accounts receivable                            8,873          48,919
      Inventory                                     19,566          27,171
      Income taxes recoverable                      63,416             -
      Prepaid insurance                                -            26,422
      Prepaid legal fees - current                 562,500             -
      Prepaid consulting fees                      133,488             -
      Prepaid expenses and sundry assets             2,285           2,218
      Deferred syndication costs                                   100,000

      TOTAL CURRENT ASSETS                         893,778         224,522

      Equipment - net                               26,909          19,700
      Research and development                     486,769         408,435
      Sundry assets and security deposit             2,285             -
      Prepaid legal fees - long-term                46,875             -
                                                 1,456,616         652,657

LIABILITIES AND STOCKHOLDERS'S EQUITY:
      Bank indebtedness                              2,731           2,779
      Accounts payable                             103,360         122,539
      Accrued expenses                             250,587         120,056
      Accrued interest                              12,240           8,650
      Accrued interest - related party              79,017          41,189
      Notes payable                                 15,000          41,718
      Notes payable - related party                300,053         210,000

      TOTAL CURRENT LIABILITIES                    762,988         546,931

      Notes payable - related party, long term      35,577          33,224
      Due to others                                 45,684          13,927
      Due to shareholders                           72,561             -

                                                   153,822          47,151
      STOCKHOLDERS' EQUITY

      Common stock - authorized 80,000,000 shares;
      par value $0.001; issued and outstanding,
      3,164,900 in 1999 and 10,635,249 in 1998       3,165          10,635

      Additional paid-in capital                 2,453,171         603,141
      Due from officer                             (33,565)        (33,565)
      Accumulated deficit                       (1,882,965)       (521,636)

      TOTAL STOCKHOLDERS' EQUITY                   539,806          58,575

                                                 1,456,616         652,657

    The accompanying notes are integral part of these financial statements

                              Salient Cybertech, Inc.
                      Comparative Consolidated Statement of
                         Operations and Retained Earnings
                               For the Years Ending
                              December 31, 1999 and
                                December 31, 1998


                                                                 Pro-Forma
                                             For the year        for the year
                                                ended            ended
                                              12/31/99           12/31/98


SALES                                           112,554          119,782
COST OF SALES                                    11,386           67,959

GROSS PROFIT                                    101,168           51,823

EXPENSES

Selling                                          45,434            13,938
General and administrative                    1,509,585           604,245
Interest                                         48,114            39,481
capitalization of research and                      -                 -
development expenditure                        (80,326)          (150,798)

                                              1,522,807           506,866

OPERATING LOSS                               (1,421,639)         (455,043)

OTHER INCOME                                     25,000               -
RECOVERY OF SCIENTIFIC
RESEARCH TAX CREDIT                              31,305            94,650

LOSS BEFORE INCOME TAXES                     (1,365,334)         (360,393)

INCOME TAXES                                       -                  -

EXTRAORDINARY GAIN                                 -               50,185



NET LOSS                                     (1,365,334)         (310,208)

DEFICIT, BEGINNING                             (521,636)         (151,998)

NET GAIN FROM FOREIGN
CONVERSION                                        4,005           (59,430)

DEFICIT , END                                (1,882,965)         (521,636)


NET LOSS PER SHARE                      $.1979 per share      $.0314 per share

    The accompanying notes are integral part of these financial statements

                             Salient Cybertech, Inc.
                       Statement of Shareholders' Equity
                            at December 31, 1999 and
                               December 31, 1998


                                              Others     Retained    Total
              Common Stocks Issued  Paid-in  (Due from   Earnings Shareholders'
              Shares   Amount ( $)  capital   officer)  (Deficit)    Equity

Beginning
balance
  1/1/1998   9,189,699   9,190      226,645   (33,565)   (151,998)  50,272

Common
stocks
issued       1,445,550   1,445      376,496                    -   377,941

Loss from
currency
conversion                                                (59,430) (59,430)

Loss  for the
year 1998                                                (310,208) (310,208)


Ending
balance
12/31/1998  10,635,249  10,635      603,141   (33,565)   (521,636)   58,575

Common
stocks
issued       1,012,500  1,013     1,850,030                       1,851,043

Purchase of
Gemini
Learning
Systems,
Inc.        20,000,000

Gain from
currency
conversion                                                  4,005     4,005

Others                 (8,483)                                       (8,483)
Loss for
the year
1999                                                   (1,365,334)(1,365,334)

Ending
balance
12/31/1999   3,164,900  3,165     2,453,171    (33,565)(1,882,965)   539,806


   The accompanying notes are integral part of these financial statements

Salient Cybertech, Inc.
Comparative Consolidated Statement of Cash Flow
For the Years Ending December 31, 1999 and December 31, 1998


                                                                   Pro-Forma
                                                12/31/99           12/31/98
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                       (1,365,334)         (310,208)

Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization                      47,533            75,089

Gain(Loss) from currency conversion                 4,005           (59,430)
(Increase) decrease in operating assets:
Accounts receivable - net                          40,046            64,303
Inventory                                           7,605
Income taxes recoverable                          (63,416)          (17,020)
Prepaid insurance                                  26,422            52,523
Prepaid legal and consulting fees                (842,911)           18,137
Other assets                                       (2,352)              163
Deferred syndication costs                        100,000          (100,000)

Accounts payable                                  (19,179)          (27,226)
Bank indebtedness                                                     2,060
Accrued expenses                                  130,531            85,304
Accrued interest                                    3,590            25,963
Accrued interest - related parties                 37,828            76,718

                                               (1,895,632)         (113,624)

CASH FLOW FROM INVESTING ACTIVITIES

Acquisition of equipment                          (54,762)          (82,945)
Expenditure for research and development          (78,334)          (14,422)

                                                 (133,096)          (97,367)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans                                92,406
Loans from other                                  104,318            10,752
Repayments of debt                                (26,718)          (15,770)

 Proceeds from sale of common stock             1,842,560           228,083

                                                2,012,566           223,065

NET (DECREASE) INCREASE IN CASH                   (16,162)           12,074

CASH, at beginning of period                       19,792             7,721

CASH, at end of year                                3,630            19,792

    The accompanying notes are integral part of these financial statements

                             Salient Cybertech, Inc.
                     Comparative Consolidated Statement of
                    Operating Expenses For the Years Ending
                    December 31, 1999 and December 31, 1998

                                                          Pro-Forma
                                   for the year          for the year
                                     ended                 ended
                                    12/31/99              12/31/98

Selling expenses:

Trade show                              197                  61
Consulting                           42,566              12,661
Advertising                             450                  20
Brochures and catalog                 2,221                  46


                                     45,434              13,938
General and administrative
expenses:

Auto expense                          1,404               3,492
Bank charge                           6,360              11,118
Bad debt                              1,671              75,089
Salary                              159,569             127,072
Consulting and commission            54,707              53,550
Insurance                            35,103              29,426
Other expenses                        1,105              30,521
Office expense and supplies          14,524              31,115
Professional and consulting       1,154,009             111,755
Rent                                 18,143              12,100
Taxes                                   605               5,448
Other operating expense                 -                19,245
Amortization                         47,553              75,089
Communication                         7,044               9,385
Travel                                7,788               9,840


                                  1,509,585             604,245



    The accompanying notes are integral part of these financial statements

                             SALIENT CYBERTECH, INC.

                         NOTES TO FINANCIAL STATEMENTS
                              FOR THE YEARS ENDED
                          DECEMBER 31, 1999 AND 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Salient Cybertech, Inc. (formerly known as Sloan Electronics,Inc.)
(the "Company") was incorporated in the state of Florida in July, 1993. The Company designs, manufacturers and markets electronics monitoring equipment for the criminal justice industry and the long-term health care industry.

The subsidiary company which was incorporated under the laws of the Canadian Province of Alberta in June 1990 is a software applications development company, specializing in distance education and training solutions. The company created and markets software technology called SWIFT (SoftWare Intelligent Freeform Training). The Company is emerging from its development phase, having created an entire product line based on the SWIFT technology.

The company has begun to establish clients and a distribution network in Canada, the United States, the United Kingdom and Europe.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Equipment

Equipment is recorded at cost. The equipment is depreciated over its estimated useful life, using the straight-line method of accounting.

Earnings per Share

Basic earnings per share (EPS) is computed by dividing income available to common shareholder by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common sock that then shared in the earnings of the Company.

Statements of Cash Flows

For purposes of reporting cash flows, the Company considers cash and cash equivalents as those amounts which are not subject to restrictions or penalties and have an original maturity of three months or less.

Reclassifications

Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 financial statement presentation.

                             SALIENT CYBERTECH, INC.

                        NOTES TO FINANCIAL STATEMENTS
                            FOR THE YEARS ENDED
                        DECEMBER 31, 1999 AND 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Use of Consolidated and Pro-Forma Comparative Data

The comparative financial statements for 1998 were prepared on a pro-forma basis, as if the Purchase of Gemini had occurred on January 1, 1998.
This was done to provide a clear comparative picture for comparing the statements for 1998 to those of 1999, which were prepared on a consolidated basis.

Revenue and Expense Recognition

The Company prepares its financial statements on the accrual accounting basis. Consequently, certain revenue and related assets are recognized when earned rather than when received, and certain expenses are recognized when the obligation is incurred or the asset consumed, rather than when paid.

Accounting Method

The Company recognizes income and expenses on accrual basis.

Depreciation

Depreciation is computed by using the straight-line method for financial reporting purposes and the modified accelerated cost recovery method for federal income tax purposes.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting.

The deferred taxes represent the future tax return consequences of those differences, which will either be taxable when the assets and liabilities are recovered or settled.

Net Operating Loss Carry-forward

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes for operating losses that are available to offset future taxable income.

Intangible Assets

Intangible assets subject to amortization include organization costs, loan closing costs, and in-force leasehold costs.

Reclassifications

Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements.

                             SALIENT CYBERTECH, INC.

                         NOTE TO FINANCIAL STATEMENTS
                            FOR THE YEARS ENDED
                         DECEMBER 31, 1999 AND 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Property and Equipment

Property and equipment are carried at cost. Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes at rates based on the estimated useful lives.

Inventories

Inventories are stated at the lower of cost (determined on the first-in, first-out basis) or market.

Deferred Syndication Costs

Deferred syndication costs represent legal and professional fees related to the registration of a new issue of common stock. When the common stock is issued, these costs will reduce proceeds received as reflected in stockholder's equity.


NOTE B- NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES


Note payable to an individual, 15% annual
Interest rate, payable on demand                             $ 15,000


NOTES PAYABLE                                                $ 15,000



Note payable to a stockholder, 20% annual
Interest rate, maturity date March 1, 1996.                  $ 10,000

Note payable to a stockholder, 18%
Compounded interest rate, payable on demand.                  100,000

Note payable to a stockholder, 5% annual
Interest rate, maturity date of December 16,1998.              40,000

Notes payable to a stockholder, 10% annual
interest rate, maturity date of October 22, 1999.              20,000

Note payable to a stockholder, 10% annual
interest rate, maturity date December 7, 1999.                 30,000

Note payable to a stockholder, 10% annual
interest rate, maturity date of January 5, 2000
for $20,000 and March 29, 2000 for $5000.                      25,000

                             SALIENT CYBERTECH, INC.

                          NOTE TO FINANCIAL STATEMENTS
                             FOR THE YEARS ENDED
                          DECEMBER 31, 1999 AND 1998


NOTE B- NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES -  CONTINUED

Note payable to a stockholder, 10% annual
interest rate, maturity date of May 27, 2000.                  10,000

Notes payable to the Company president, 10 %
annual interest rate, maturity date of  June 30, l999.          6,000

Notes payable to the Company president, 10 %
annual interest rate, payable upon demand.                     52,853

Note payable to the Company president, 10%
annual interest rate, maturity date of October 7,
1998.                                                           7,000

NOTES PAYABLE TO RELATED PARTIES                             $300,053

The Company has not repaid loans whose maturity dates have passed since no funds were available. Interest continues to accrue under the same terms.

The notes payable - related party, long term, represents amounts owed to Wayne Adolphe, husband of the President of Gemini Learning Systems, Inc. The loans have no fixed term, bear a simple interest rate of 4 % per annum on outstanding principal, and are payable upon a change of ownership. Accordingly, the notes are due on September 24, l999, effective date of the change of ownership but the notes remain unpaid as of the date of the statements and the management has no specific plan of retiring the same in near future.

NOTE C - INCOME TAXES

At December 31, 1999, the Company has a net operating loss carry forward of approximately $ 1,882,965 that will be available to offset future taxable income through 2014. Based on historical operations, management has elected to record a valuation allowance equal to the deferred tax benefit of $696,697, calculated using an effective income tax rate of 37%.
The Company has no significant differences between book and taxable income.

NOTE D - NET LOSS PER SHARE

The following sets forth the computation of basic and diluted earnings per share:

Numerator                                  Year 1999                Year 1998

      Operating loss                   $ ( 1,365,334)             $  (360,393)

Denominator
     Denominator for basic earnings
     per share - weighted average
     shares                                6,900,075                9,888,219

Net loss per common share            $ .1979 per share       $ .0365 per share

                             SALIENT CYBERTECH, INC.

                          NOTE TO FINANCIAL STATEMENTS
                             FOR THE YEARS ENDED
                          DECEMBER 31, 1999 AND 1998


NOTE E - STOCK - BASED COMPENSATION

In 1998, the Company established a stock option plan ("the Plan") to provide a means whereby selected employees, officers, directors, agents, consultants and independent contractors of the Company may be granted incentive stock options and/or non-qualified stock options to purchase common stock of the Company.

The Plan requires the exercise price shall not be less than the fair market value per share of the common stock at the time the option is granted, with respect to incentive stock options and not less than 85% of the fair market value per share of the common stock at the time the option is granted with respect to non-qualified stock options. Incentive stock options to employees who own more than 10% of the total combined voting power of all classes of stock require that the exercise price shall not be less than 110% of the fair market value of the common stock at the time the incentive stock option is granted.

The term of each incentive and non-qualified stock option is established by the plan administrator but may not exceed ten years. Incentive stock options to employees who own more the 10% of the total combined voting power of all classes of stock of the Company may not exceed five years.

Non-qualified stock options granted under the Plan in 1999 total 220,000 shares, with an exercise price of $1.12 and an expiration date of February 24, 2009. Compensation expense related to these options and included in the income statement for the period ending June 30, 1999 is $20,059.

The minimum fair value of options granted during 1999 estimated on the date of grant was $.64 per share. The fair value of options granted is estimated on the date of the grant using the following assumptions: risk-free interest rate of 5.7% and an expected life of 10 years.

NOTE F - RELATED PARTY TRANSACTIONS

The company rents space from the president under a month to month lease, for $1,000 per month. Rent expense related to this lease , paid or accrued were $ 12,000 in 1999 and $ 12,100 in 1998.


 NOTE G - FAIR VALUE OF FINANACIAL INSTRUMENTS IN ACCORDANCE WITH THE
                  REQUIREMENTS OF SFAS NO.107

The Company's financial instruments consist of all its assets and liabilities. The Company's management has determined that the fair value of all of its financial instruments is equivalent to the carrying cost.



NOTE H - STOCK TRANSACTIONS


In February 1999, the Company issued 500,000 shares to a law firm for legal services to be provided over a two year period which is the anticipated life of the services. The market price of the shares on the day they were issued was $1.375. The prepaid consulting services were valued using this market value and are being amortized over a one year period.

                             SALIENT CYBERTECH, INC.

                          NOTE TO FINANCIAL STATEMENTS
                              FOR THE YEARS ENDED
                           DECEMBER 31, 1999 AND 1998


In March 1999, the Company sold 12,500 shares to an investor for $ 10,000.

In April 1999, the Company issued 500,000 shares to a consulting firm for public relations and other services to be provided to the Company. The term of the agreement covers one year. The market price of the shares on the day they were issued was $ 1.375. The prepaid consulting services were valued using this market and are amortized over a one year period.


In May 1999, the board of directors approved changing the certificate of incorporation to authorize the issuance of twenty shares of preferred stock. Each share of preferred stock is convertible to 1,500,000 shares of common stock at the will of the holder of the preferred stock.

NOTE I - COMMITMENTS AND CONTINGENCIES

In May 1999, the board of directors approved a reverse stock split of up to 10 to 1 which was carried out on November 1, 1999 at the discretion of the chairman. The board of directors also approved the issuance of the twenty shares of preferred stock to two key employees of the company subsequent to the stock split As of the financial statement date neither the reverse split nor the issuance of the preferred shares had occurred.

The Company provides a limited warranty on its products. The warranty covers all defects in materials or workmanship in the product for one year from the date of purchase. The Company will repair or replace units covered by this warranty without charge to the consumer for labor or materials. No amounts have been accrued in the financial statements as the company does not believe that any warranty claims would be material.

The Company has a general liability insurance policy that provides coverage for liability claims arising out of the products it sells. The Company has not been the subject of any material product claim. The sale of the Company's products entails the risk of product liability claims. In addition, many of the companies with which the Company does or may do business may require financial assurances of product reliability. The Company has product liability insurance, but may be required to pay higher premiums associated with the new product development. Because of the high cost of product liability insurance, there can be no assurance that additional insurance will be available on acceptable terms, if at all, or that it will provide adequate coverage against potential liabilities.

NOTE J - DEPENDENCE ON THE THIRD PARTY CONTRACT MANUFATURER

The Company subcontracts the manufacturing of all its products to one contractor. The Company has an understanding but no agreement with the contractor to manufacture its products. Although to date the contractor has been able to manufacture the company's products on a timely basis, there is no assurance that future manufacturing by the contractor will not be delayed or interrupted due to shortage in components or manufacturing capacity. The Company believes that there are alternative contract manufacturers that could produce the Company's products, but is not pursuing agreements or understandings with alternative sources. The inability of the Company to develop alternative manufacturers, if required in the future, could have a material adverse effect on the Company's results of operations.

                             SALIENT CYBERTECH, INC.

                          NOTE TO FINANCIAL STATEMENTS
                              FOR THE YEARS ENDED
                           DECEMBER 31, 1999 AND 1998


NOTE K - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred accumulated deficit of $ 1,882,965 as of December 31, l999. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE L -  BUSINESS COMBINATION

In September 24,  1999, the Company purchased a Canadian corporation
(Seller), Gemini Learning Systems, Inc.   The purchase price is 20,000,000
shares of common stocks in the Company paid at closing. An additional 50,000 shares of stock, which shall not be subject to any stock split, shall be made available to the Seller to reward key employees of the business at the Seller's discretion so long as said shares are issued in conformance with the purchaser's existing non-qualified stock option plan.

The agreement also entitles the Seller to an additional 9,230,000 sharesof common stock in the event the business earns three million dollars in gross sales for the fiscal year ended September 30, 2000. If the business has a gross sales for the fiscal year ended September 30, 2000 which are at least double the business' gross sales for the fiscal year ended September 30, 1999, but less than three million dollars, than the Seller shall be entitled to a percentage of the 9,230,000 additional shares. In addition, if as of September 30, 2000 the prior five trading days average closing price of the Company's stock is greater than or equal to three dollars per share, adjusted for any split, and the gross revenue of the business is at least eighty percent of the total preceding calendar year revenues than the Seller shall be entitled to the additional shares. In the event the business earns ten million dollars in gross sales for the fiscal year ended September 30,2001, then the Seller is entitled to an additional 30,730,000 shares of common stock in the Company. If the business has gross sales for the fiscal year ended September 30, 2001 which are at least double the business' gross sales for the fiscal year ended September 30, 2000 and at least quadruple the business' gross sales for the fiscal year ended
September 30, 1999 but less than ten million dollars then the Seller shall be entitled to a percentage of the 30,730,00 additional shares. In addition, if as of September 30, 2001 the prior five trading days average closing price of the Company's stock is greater than or equal to five dollars per share, adjusted for any split, and the gross revenue of the business is at least eighty percent of the total preceding calendar year revenues of the Company the Seller shall be entitled to the additional shares. These figures have not been adjusted to take into account the 1 for 10 stock split in November, 1999, and must be adjusted accordingly. The agreement also provides for additional shares to be issued to the Seller if the targeted projections or targeted share prices are exceeded.
In addition, the letter of intent calls for the Company to pay $750,000 to the Seller for the purposes of funding the Company's future growth. These monies are to be raised through a public offering.

                             SALIENT CYBERTECH, INC.

                          NOTE TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE M - RESEARCH AND DEVELOPMENT

All research and development expenditures net of refundable income tax credits (said refund issued by Revenue Canada, irrespective of the existence of net taxable income) have been capitalized and are being amortized on a ten year straight line basis. Costs incurred internally have been historically charged as expenses, until technological feasibility for the product line (the SWIFT technology) had been established, after which they were capitalized over the expected life of the technology.
(SFAS 86).

The Canadian company has filed certain claims with Revenue Canada for Scientific Research and Development Expenditures with respect to its 1999 and 1998 tax years. The refunds relating to these claims have been recorded as receivable but are subject to audit. No provision has been made in the financial statements for any reassessment which may results from audits as management is of the opinion that the differences, if any, will not be material. Any change will be accounted for in the year of reassessment.

NOTE N - DESCRIPTION OF LEASING ARRANGEMENTS

Gemini currently rents approximately 2,104 square feet for its staff, at Suite 605, 839 - 5th Avenue SW, Calgary, Alberta, Canada T2P 3C8 under long term lease agreement which expires on December 31, 2001.

The annual rent for premises consists of a minimum rent plus realty taxes, maintenance, heat and certain other expenses. Minimum rent payable for premises for each of the next three years to maturity of the leases are as follows;

         1999                    $  15,220
         2000                    $  16,500
         2001                     $ 16,500


NOTE O - FOREIGN CURRENCY CONVERSION

The Financial Statements are expressed in U. S. dollars.

Current assets and liabilities of Gemini Learning Systems, Inc. denominated in Canadian dollars at the year end are translated into U.S. dollars at the rate of exchange prevailing on that date. Transactions in foreign currencies are recorded in U. S. dollars at the rates of exchange prevailing on the date of the transactions. Exchange gains and losses are reflected in income.

BLANK PAGE