Form 10-Q
period 2000-03-31
SALIENT CYBERTECH INC
filed 2000-05-15
CIK 1022409

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              FORM 10-QSB
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              For the quarter ended  - March 31, 2000
                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from   to

                       Commission File Number 0-28772
                           Salient Cybertech, Inc.
               (Name of Small Business Issuer in its charter)

                Delaware                                35-1990559
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)              Identification Number)

    1999 Lincoln Drive, Suite 202, Sarasota, Florida           34236
     (Address of principal executive offices)                (Zip Code)

     Registrant's telephone number, including area code: (941) 953-6168



1715 Stickney Pt,. Rd, Sarasota FL                        34231
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

     As of March 31, 2000, the Registrant has outstanding
3,989,900 shares of Common Stock, $.001 par value.


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



                           Salient Cybertech, Inc.
                                Form 10-QSB
              Quarterly Report, period ended March 31, 2000.

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

Part II.  Other Information



May 12, 2000




TO THE BOARD OF DIRECTORS
Salient Cybertech, Inc.
Sarasota, Florida





We have compiled the accompanying statements of financial position of Salient Cybertech, Inc. (formerly known as Sloan Electronics, Inc.) as of March 31, 2000 and December 31, 1999, the related statements of changes in stockholders' equity for the periods then ended, and the statements of operations and cash flows for the three period ending March 31, 2000 and the year ended December 31, 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

/s/Bobbitt, Pittenger & Company, P.A.


Certified Public Accountants

                       SALIENT CYBERTECH, INC.
             (FORMERLY KNOWN AS SLOAN ELECTRONICS, INC.)

                 STATEMENTS OF FINANCIAL CONDITION

                                        March 31,    December 31,
                                          2000          1999
ASSETS

Cash                                 $  570,053      $    3,650
Accounts receivable - net                27,385           8,873
Inventory                                19,410          19,566
Prepaid legal fees - current            468,750         562,500
Prepaid consulting fees                                 133,488
Deferred syndication costs                              100,000
Prepaid expenses                                         63,416
Deferred tax assets                                       2,285
                                       --------        --------
TOTAL CURRENT ASSETS                  1,085,598         893,778

EQUIPMENT - NET                          21,133          26,909

Research and development                486,769         486,769
Prepaid legal fees-long term                             46,875
Other assets                              8,844           2,285
                                       --------        --------
                                   $  1,602,344      $ 1,456,616
                                       ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Bank loan                          $                 $    2,731
Accounts payable                         96,093         103,360
Accrued expenses                        269,851         250,587
Accrued interest                         14,423          12,240
Accrued interest - related party         93,116          79,017
Notes payable                            25,687          15,000
Notes payable - related party           385,506         300,053
                                       --------        --------
TOTAL CURRENT LIABILITIES               884,676         762,988


Notes payble- related party long-term                    35,577
Due to others                                            45,684
Due to shareholders                                      72,561

TOTAL LIABILITIES                       884,676         916,810

STOCKHOLDERS' EQUITY

Common stock - authorized 80,000,000
shares; par value $.001; issued and
outstanding, 3,989,900 and 3,164,900
shares at March 31, 2000 and
December 31, 1999, respectively           3,990           3,165
Additional paid-in capital            3,177,346       2,453,171
Due from officer                                        (33,565)
Accumulated deficit                  (2,463,668)     (1,882,965)
                                    ------------      ----------
TOTAL STOCKHOLDERS' EQUITY              717,668         539,806
                                    ------------      ----------
                                   $  1,602,344     $ 1,456,616
                                   =============    ============


F2                    See accountants' compilation report.

                          SALIENT CYBERTECH, INC.
               (FORMERLY KNOWN AS SLOAN ELECTRONICS, INC.)

                        STATEMENTS OF OPERATIONS



                   Three months
                       ended            Year ended
                  March 31, 2000     December 31, 1999

SALES           $    1,867         $   112,554
COST OF SALES          157              11,386
                ----------         -----------
GROSS PROFIT         1,710             101,168

EXPENSES
Selling                                 45,434
General and
administrative     565,075           1,509,585
Interest            17,350              48,114
Capitalization
of research
and development
expenditure                            (80,326)
                 ----------         -----------
                   582,425           1,522,807
                 ----------         -----------
OPERATING LOSS    (580,715)         (1,421,639)

Interest income         12
Other income                            25,000
Recovery of
scientific research
tax credit                              31,305

LOSS BEFORE
INCOME TAXES      (580,703)         (1,365,334)

INCOME TAXES
                 ----------         -----------
NET LOSS        $ (580,703)        $(1,365,334)
                ===========        ============

NET LOSS
PER SHARE       $    (.176)        $    (.0314)
                ===========        ============


                    See accountants' compilation report.
F3

                        SALIENT CYBERTECH, INC.
              (FORMERLY KNOWN AS SLOAN ELECTRONICS, INC.)

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                               Additional
                   Common       Paid-in    Due from   Accumulated
                    Stock       Capital     Officer     Deficit      Total

BALANCE,
Jan. 1, 1999     $  10,635  $   603,134   $(33,565)    $(521,636)   $  58,575

Common stock
issued               1,013    1,850,030                             1,851,043

Gain for
currency conversion                                        4,005        4,005

Other               (8,483)                                            (8,483)

Net loss                                              (1,365,334)  (1,365,334)
                 ----------   ---------    --------  -----------  -----------
BALANCE,
Dec. 31, 1999        3,165   2,453,171     (33,565)   (1,882,965)     539,806

Common stock
issued                 825     824,175      33,565                     33,565

Syndication costs             (100,000)                              (100,000)

Net loss                                                (580,703)    (580,703)
                ----------   ---------     --------  -----------  -----------
BALANCE,
Mar. 31, 2000    $   3,990  $3,177,346)   $    -     $(2,463,668)   $ 717,668
                ==========  ===========   ========== ============  ==========


F4                    See accountants' compilation report.

                              SALIENT CYBERTECH, INC.
                  (FORMERLY KNOWN AS SLOAN ELECTRONICS, INC.)

                           STATEMENTS OF CASH FLOWS


                   Three months
                       ended            Year ended
                  March 31, 2000     December 31, 1999


CASH FLOWS FROM
OPERATING
ACTIVITIES
Net loss          $(580,703)         $(1,365,334)

Adjustments to
reconcile net
loss to net cash
used in operating
activities:
Depreciation          1,120               47,533
Gain for currency
conversion                                 4,005
Loss on disposal
of equipment          4,656
(Increase) Decrease
in operating assets:
Accounts receivable-
net                 (18,512)              40,046
Inventory               156                7,605
Deferred tax asset   63,416              (63,416)
Prepaid insurance                         26,422
Prepaid legal and
consulting fees     274,113             (842,911)
Deferred syndication
costs                                    100,000
Other assets         (4,274)              (2,352)
(Decrease) increase
in operating
liabilities:
Accounts payable     (7,267)             (19,159)
Accrued expenses     19,264              134,121
Accrued interest     16,282               37,828
                    ---------          ----------

NET CASH USED
IN OPERATING
ACTIVITIES         (231,749)          (1,895,612)
                   ---------          -----------

CASH FLOWS USED
BY INVESTING
ACTIVITIES
Purchase of equipment                    (54,762)
Expenditure for
research and
development                              (78,334)
                   ---------          -----------
NET CASH USED BY
INVESTING
ACTIVITIES                              (133,096)

CASH FLOWS FROM
FINANCING
ACTIVITIES
Proceeds from
loans                                    196,724
Proceeds from
sale of common
stock               825,000            1,842,560
Repayments of
loans               (26,848)             (26,718)
                    --------           ----------

NET CASH PROVIDED
BY FINANCING
ACTIVITIES          798,152            2,012,566
                    --------           ----------

NET (INCREASE)
DECREASE IN CASH    566,403              (16,142)

CASH, at beginning
of period             3,650               19,792
                    --------           ----------

CASH, at end of
period            $ 570,053          $     3,650
                  ==========         ============


F5                    See accountants' compilation report.

                   Three months
                       ended            Year ended
                  March 31, 2000     December 31, 1999

SUPPLEMENTAL
DISCLOSURES:
Interest paid      $     -           $    -
                   ============      ============

Part I.  Item 2. Description of business and management's discussion

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

SWIFT Kit

The SWIFT Kit provides a Development Environment (DE), Adaptive Learning Environment (ALE), Adaptive Testing Algorithms, Interface, extensive testing, tracking and certification capabilities, and Enterprise Learning Manager (ELMer). Additional SWIFT Kits can be purchased for as many sites as the client wishes, with a price range of $1,995.00 for one license to $1,595.00 each, for more than twenty licenses. Annual Support Fees are $3,000.00. There is also a licensing fee per learner for delivering courses in the ALE.

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


              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS.

     The following discussion should be read in conjunction with the information contained in the financial statements of the Company, and the Notes thereto appearing elsewhere herein, and is qualified in its entirety by reference to such financial statements and reports.


RESULTS OF OPERATIONS

During the current operating quarter, the Company had sales of $1,867. This can be compared to $112,554 in sales for the fiscal year ended December 31, 1999. Net gross revenue for the current quarter was $1,710, as compared to $101,168 for the last fiscal year.

Total operating expenses were $582,425 for the quarter ended March 31, 2000, as compared to $1,522,807 for the period ended December 31, 1999.

The cash and investment certificate position of the Company was $570,053 on March 31, 2000 as compared to $3,650 on December 31, 1999.
Current assets, as a whole, increased by about 15%, from $893,778 on December 31, 1999 to $1,085,598 on March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES.

     Net cash provided from financing activities was $798,152 for the three months ended March 31, 2000, raised through private placement of common stock and borrowing.

The current cash and working capital position and future income from operations will require sufficient additional capital to meet company cash and working capital needs.

Current Plans

        The Company has a threefold plan for the current fiscal year;

(1) The Company plans to continue to service its current clientele in the Sloan Electronics Division (High Technology Division), and examine potential areas of growth in the electronic monitoring industry.

(2) During the first quarter of 2000, Gemini hired sales and support staff in its new offices in Sarasota, Florida in preparation for a major marketing thrust planned for the last 3 quarters of 2000. Gemini anticipates the additional staff coupled with the marketing plan outlined above will significantly impact the company's bottom line.

(3) The Company plans to actively seek acquisition targets for both divisions, to develop a strong vibrant Company with two active profitable divisions. The Company would like to acquire at least one successful, operating business for each division over the next year. The Company is currently finalizing negotiations with Futronix, Inc., with a view of purchasing the Company. Futronix specializes in the manufacture of Surface Mount Device Assembly, with sales in excess of $5,000,000 annually.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending or threatened litigation of a meritorious or material nature or that could result in a significant financial impact. From time to time the Company may be involved in lawsuits in the normal course of its business, that do not have a material impact upon the Company.
None

Item 2. Changes in Securities
None.

Item 3. Defaults.
None

Item 4. Submission Of Matters To A Vote Of Security Holders.
None

Item 5. Other Information
NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

 (27)   Financial Data Schedule for electronic filing.


(b) Reports

     1. Form S-8 filed with the Securities and Exchange Commission on Ferbruary 1, 2000 regarding the issuance of shares to Marc Sporn.
     2. Form 8K filed with the Securities and Exchange Commission on February 22, 2000 regarding the retirement of Larry Provost, director.
     3. Form DEF 14-A filed with the Securities and Exchange Commission March 30, 2000 regarding Proxy material sent to shareholders.




                               Signatures
   In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SLOAN ELECTRONICS, INC.

Dated  May 15, 2000
                                              By: /s/ Paul Sloan
                                              Paul Sloan
                                              President and CEO

Dated  May 15, 2000                           By: /s/ Paul Sloan
                                              Paul Sloan
                                              Chairman



[TYPE]  EX-27
[ARTICLE]


This schedule contains summary financial information extracted from the Balance Sheet at March 31, 2000 and Income Statement for the quarter ended March 31, 2000 and is qualified in its entirety by reference to such financial statements.



[PERIOD-TYPE]                                   3-MOS
[FISCAL-YEAR-END]                               DEC-31-2000
[PERIOD-END]                                    MAR-31-2000
[CASH]                                          570,053
[SECURITIES]                           		0
[RECEIVABLES]                                   27,385
[ALLOWANCES]                           		0
[INVENTORY]                                     19,410
[CURRENT-ASSETS]                                1,085,598
[PP&E]                                          21,133
[DEPRECIATION]                         		672
[TOTAL-ASSETS]                                  1,602,344
[CURRENT-LIABILITIES]                           884,676
[BONDS]                                		0
[PREFERRED-MANDATORY]                           0
[PREFERRED]                            		0
[COMMON]                                        3,990
[OTHER-SE]                             		0
[TOTAL-LIABILITY-AND-EQUITY]                    713,678
[SALES]                                         1,867
[TOTAL-REVENUES]                                1,8679
[CGS]                                           157
[TOTAL-COSTS]                                  (582,425)
[OTHER-EXPENSES]                                0
[LOSS-PROVISION]                                0
[INTEREST-EXPENSE]                              17,350
[INCOME-PRETAX]                                (580,703)
[INCOME-TAX]                           		0
[INCOME-CONTINUING]                             0
[DISCONTINUED]                                  0
[EXTRAORDINARY]                                 0
[CHANGES]                              		0
[NET-INCOME]                                    (580,703)
[EPS-BASIC]                                   (0.176)
[EPS-DILUTED]                                   (0.176)