Form 10QSB
period 2000-06-30
SALIENT CYBERTECH INC
filed 2000-08-16
CIK 1022409

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              For the quarter ended - June 30, 2000
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from   to

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

     As of June 30, 2000, the Registrant has outstanding
4,250,000 shares of Common Stock, $.001 par value.


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



                           Salient Cybertech, Inc.
                                Form 10-QSB
              Quarterly Report, period ended June 30, 2000.

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


Part II.  Other Information

                       REPORT ON COMPILATION OF
                  CONSOLIDATED FINANCIAL STATEMENTS




                 FOR THE PERIODS ENDED JUNE 30, 2000
                       AND DECEMBER 31, 1999



                                           Bobbitt, Pittenger & Company, P.A.

                        SALIENT CYBERTECH, INC.




                              CONTENTS


                                                            PAGE

FINANCIAL STATEMENTS

ACCOUNTANTS' COMPILATION REPORT                             1

CONSOLIDATED BALANCE SHEETS                                 2

CONSOLIDATED STATEMENTS OF OPERATIONS                       3

CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY                             4

CONSOLIDATED STATEMENTS OF CASH FLOWS                       5

August 3, 2000


TO THE BOARD OF DIRECTORS
Salient Cybertech, Inc.
Sarasota, Florida


                        ACCOUNTANTS' COMPILATION REPORT

We have compiled the accompanying consolidated balance sheets of Salient Cybertech, Inc., as of June 30, 2000 and December 31, 1999, the related consolidated statements of changes in stockholders' equity for the periods then ended, and the consolidated statements of operations for the three and six month periods ending June 30, 2000 and 1999 and consolidated cash flows for the six month periods ended June 30, 2000 and 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

Generally accepted accounting principles require that all foreign currency transactions be revalued in U.S. currency. Management has not valued all foreign transactions as if they were originated in U.S. dollars. If generally accepted accounting principles had been followed, net income and stockholders' equity would be decreased by $24,419.




Certified Public Accountants

                          SALIENT CYBERTECH, INC.

                    PROFORMA CONSOLIDATED BALANCE SHEETS




                                    June 30,            December 31,
                                    2000                1999

ASSETS

Cash                            $   219,935         $   356,240
Short-term investments              149,002
Restricted cash                                          75,358
Accounts receivable - net           443,052             250,255
Inventory                           577,185             612,169
Prepaid legal fees - current        328,125             562,500
Prepaid consulting fees                                 133,488
Deferred syndication costs                              100,000
Prepaid expenses                      3,216              63,416
Deferred tax asset                                        2,285
TOTAL CURRENT ASSETS              1,720,515           2,155,711

EQUIPMENT - NET                   4,693,150           4,726,909

Research and development            486,769             486,769
Prepaid legal fees - long term                           46,875
Goodwill - net                    1,748,935           1,767,335
Other assets                          3,861               2,285

                                 $8,653,230          $9,185,884

See accountants' compilation report.

                                    June 30,            December 31,
                                    2000                1999

LIABILITIES AND STOCKHOLDERS'
EQUITY

LIABILITIES
Current maturities
of long-term debt              $    272,731         $   272,731
Accounts payable                    963,874             684,645
Accrued expenses                    385,507             319,579
Accrued interest                     39,747              12,240
Accrued interest -
related party                       104,189              79,017
Notes payable                        15,000              15,000
Notes payable -
related party                       762,451             677,316
TOTAL CURRENT LIABILITIES         2,534,499           2,060,528


Long-term debt,
less current maturities             348,862             553,737
Due to others                                            45,684
Due to shareholders/
related parties                      62,850             108,138

TOTAL LIABILITIES                 2,955,211           2,768,087

STOCKHOLDERS' EQUITY
Common stock - authorized
80,000,000 shares;
par value $.001; issued
and outstanding,
4,250,006 and 3,164,900
shares at June 30,
2000 and December 31, 1999,
respectively                          4,250               3,165
Additional paid-in capital        9,402,086           8,323,943
Due from officer                                        (33,565)
Accumulated deficit              (3,708,317)         (1,875,746)

TOTAL STOCKHOLDERS' EQUITY        5,698,019           6,417,797

                                $ 8,653,230          $9,185,884

See accountants' compilation report.

                        SALIENT CYBERTECH, INC.

              PROFORMA CONSOLIDATED STATEMENTS OF OPERATIONS


                 Six months   Three months   Six months  Three months
                   ended         ended         ended        ended
                  June 30,      June 30,      June 30,     June 30,
                   2000          2000          1999         1999

SALES            $ 2,460,997    $1,119,238    $2,902,089   $1,381,592
COST OF SALES      2,188,543     1,024,749     2,328,799    1,132,796

GROSS PROFIT         272,454        94,489       573,290      248,796

EXPENSES
Selling                                           38,970       12,607
General and
administrative     2,047,758     1,164,944     1,371,941      816,015
Interest              66,355        49,000        53,119       23,660

                   2,114,113     1,213,944     1,464,030      852,282

OPERATING LOSS    (1,841,659)   (1,119,455)     (890,740)    (603,486)

OTHER INCOME           9,088         7,112       309,940      251,305

LOSS BEFORE
INCOME TAXES      (1,832,571)   (1,112,343)     (580,800)    (352,181)

INCOME TAXES

NET LOSS         $(1,832,571)  $(1,112,343)  $  (580,800) $  (352,181)

NET LOSS
PER SHARE        $     (.477)  $     (.254)  $     (.051) $     (.030)



See accountants' compilation report.

                        SALIENT CYBERTECH, INC.

                   PROFORMA CONSOLIDATED STATEMENTS
                  OF CHANGES IN STOCKHOLDERS' EQUITY



                             Additional
                   Common    Paid-in       Due from      Accumulated
                   Stock     Capital       Officer       Deficit      Total

BALANCE,
January 1,
1999              $10,635 $6,473,913     $(33,565)     $(238,923) $ 6,212,060

Common stock
issued              1,013  1,850,030                                1,851,043

Gain from
currency conversion                                        4,005        4,005
Other              (8,483)                                             (8,483)

Net loss                               (1,640,828)    (1,640,828)

Balance,
December 31,
1999                3,165  8,323,943      (33,565)    (1,875,746)   6,417,797
Common stock
issued              1,085  1,178,143                                1,179,228
Reversal of due
from officer                               33,565                      33,565
Syndication costs           (100,000)                                (100,000)
Net Loss                               (1,832,571)    (1,832,571)

BALANCE,
June 30, 2000    $  4,250 $9,402,086     $           $(3,708,317) $ 5,698,019


See accountants' compilation report.

                        SALIENT CYBERTECH, INC.

            PROFORMA CONSOLIDATED STATEMENTS OF CASH FLOWS



                                           June 30,
                                      2000          1999

CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss                       $(1,832,571)    $(580,800)

Adjustments to reconcile
net loss to
net cash used in
operating activities:
Depreciation                        13,759       125,384
Amortization                        18,400
Stock issued for services                        800,000
(Increase) decrease in
operating assets:
Accounts receivable - net         (182,797)     (231,406)
Inventory                           34,984       (96,760)
Deferred tax asset                   2,285
Prepaid insurance                   60,200        15,577
Prepaid legal and
consulting fees                    414,738      (633,334)
Other assets                          (863)       (3,410)
(Decrease) increase
in operating liabilities:
Accounts payable                   279,229       398,800
Accrued expenses                   254,443       105,956
Accrued interest                    52,679        20,395

NET CASH USED IN OPERATING
ACTIVITIES                        (885,514)      (79,598)

CASH FLOWS USED BY
INVESTING ACTIVITIES
Expenditure for research
and development                                 (467,288)

NET CASH USED BY INVESTING
ACTIVITIES
CASH FLOWS FROM
FINANCING ACTIVITIES
Proceeds of loans from
related parties                     58,374        47,224
Proceeds from sale of
common stock                     1,000,000       492,576
Repayments from shareholders        33,565       (10,299)
Repayments of loans               (259,375)     (175,634)
Repayments to shareholders          (9,711)

NET CASH PROVIDED BY
FINANCING ACTIVITIES               822,853        353,867

NET DECREASE IN CASH               (62,661)      (193,019)

CASH, at beginning of period       431,598        309,747

CASH, at end period          $     368,937     $  116,728

SUPPLEMENTAL DISCLOSURES:
Interest paid                $      13,676      $  32,724


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

On Tuesday May 23, 2000, Salient Cybertech, Inc. (the "Company") executed an agreement whereby it acquired Futronix, Inc. ("Futronix"). The acquisition was accomplished by the Company forming a Delaware subsidiary known as Salient Acquisition Corporation, and that corporation merging with Futronix. The surviving Corporation will be a wholly owned subsidiary of the Company, carrying on business as Futronix, Inc. The transaction is more fully described in the Report on Form 8-K, filed on May 25, 2000, with the Securities and Exchange Commission.

    Established in 1989, Futronix is an ISO 9002-certified consignment and turnkey contract electronic manufacturer. Futronix offers advanced Surface Mount Technology capabilities, mixed technology, mechanical assembly, in-circuit and functional testing, and design and engineering services for customers. Futronix is part of the FUTRONIX ELECRONICS DIVISION.

Salient Cybertech's revenues are currently primarily from the product sales of Futronix. With the addition of Gemini Learning Systems, management hopes to add SWIFT licensing fees, courseware sales and recurring revenue from per use course fees to its revenues in the next fiscal year. Based on a written agreement, the Sloan Electronics division is to receive recurring payments from Response USA based on a percentage of their service revenue. The Company received recurring revenue from Response USA for the first and second quarter of 1999, and will receive recurring revenue for the third quarter of 1999. Response USA has recently modified its business focus and has sold several divisions. Management is unsure of their ability to successfully market the Wander Watch products, and there is uncertainty as to the growth or continuance of recurring payments from Response USA.


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

FURTONIX ELECTRONICS DIVISION

FUTRONIX, INC. made its entry into the electronic contract manufacturing industry in March of 1988 providing assembly labor to a consignment base. Consignment is an industry term where the customers supplied the components and FUTRONIX provides the equipment and labor to assemble and test the products. This concept is a relatively low capital risk because the raw components typically make up about 70% of the cost of an electronic assembly. This consignment work continued through 1996, with the exception of a few small "turn-key" jobs. Turnkey is a concept that requires components and labor to be provided to complete a finished Printed Circuit Assembly (PCA) for the customers based on their drawings and specifications.

In 1997, a major transition to "turn-key" was accomplished, resulting in 35% of sales in 1997 as opposed to less than 10% in 1996. In 1998 turnkey sales accounted for 75% of sales. With turnkey work, Futronix sets the production schedules based on longer term Purchase Orders.
The transition to turn key work required the development of a purchasing department, Materials Requirement Planning and related materials tracking, stocking, and issuing systems. An NT based SQL server with over 30 on line stations was installed supporting the following control and tracking databases:

* Shop control that tracks the status of all work-in-process (WIP)
* Purchase order system that verifies and controls all purchases made, verifies receipt of ordered items and tracks vendor quantity in three categories.
* Inventory control that logs receipt, and issuance of all materials used in all value added services.
* Materials Requirement Planning (MRP) that can generate forward looking reports for future material needs, based on current schedules, orders, inventory, work-in process.
* Return stock (RTS) and scrap. The MRP system assures that when a job is scheduled, the components to complete the job are on hand when needed.
* Quality reporting that provides process status, process yield, vendor status, and other quality reporting as required by ISO9002 policy.
* Schedule control that allows for efficient workload and leveling.
* Bill of material (BOM) control and verification that ensures every component used in a customer's product is approved and correct.
* Job cost module that utilizes the shop floor tracking system, materials and labor utilization to feed back costing information to management for quoting and resource allocation purposes.

The controls enumerated above were implemented to provide full turnkey services and to meet the requirements for ISO9002 quality standard certification. The substantial costs to the company to implement this system resulted in reduced earnings in 1997 and 1998. However, the company is now poised to facilitate larger turn-key accounts.
In the first quarter of 1998, FUTRONIX received ISO9002 quality standard certification from Underwriters Laboratories (UL), without a single nonconformance. As a result of operating in a solid operable quality system, the Company increased its first pass yield (FPY) from 70% to currently better than 97% for any individual process.

Facilities

FUTRONIX, INC. is located in Suncoast Industrial Park, Homosassa, Florida and presently occupies two main buildings, and several support and storage buildings totaling 30,000 sq. ft (MOL). Approximately 40 acres of adjacent industrial property owned by the shareholders is available for expansion as required. The facilities are leased from the Company's shareholders. The location easily accessible from Orlando or Tampa, and provides a plentiful and reliable labor base.

Products and Services

FUTRONIX INC is a high quality Electronic Contract Manufacturer (ECM) providing manufacturing, test, prototyping, and product development and support for a diverse set of market segments. Printed circuit assemblies and box build products manufactured in medium to high volume supplied to OEM's for commercial, industrial, medical, and telecommunication applications. As an ECM, Futronix reviews our customers product specifications and develops and implements a plan to efficiently and cost effectively fabricate and test the product (typically a Printed Circuit Assembly), that meets or exceeds the functional and quality specifications. This plan typically calls for continual improvement that will reduce the costs while maintaining quality. A percentage of the realized cost savings, typically 50%, are passed on to the customer.


Product Description

Printed Circuit Assembly (PCA): Futronix utilizes automated, high speed assembly equipment that can be used or adapted for most any type of PCA manufacturing. PCA types include Surface Mount Technology (SMT), conventional through hole technology, mixed technology, and mechanical fabrication and assembly. Turnkey, consignment or combinations of these services are offered. The Company also provides design and product development, along with design for test and manufacturability services for customers who do not have the personnel or expertise to fulfill this requirement.

Box build at multi levels from finished products bulk shipped in retail dress box packing shipped direct to the distribution center, retail outlet or even to the end user.

Stocking finished goods, warranty return service, invoicing and payment processing are additional services Futronix can offer.


Competitive Comparison

FUTRONIX is small to mid size in comparison to the top ECM's with sales over $100 million. This mid sized atmosphere, coupled with high volume capabilities gives Futronix an edge in that our responsiveness to our customers needs can not be achieved through the bureaucracy of a larger ECM. The Company is able to be competitive in bidding for contracts based on its capability, reputation and its location in a plentiful and favorable labor market. The Company has had to turn down substantial contracts in the past due to limitations in its ability to purchase inventory of components in advance for large contracts. The excess capacity of our production facility allows us to immediately respond to increases of current customer needs as well as the influx of new business. This surplus capacity allows Futronix to be very competitive when responding to requests for quotations. Since the fixed overhead is covered by current work, any additional work will lower our burdened labor rate, thus allowing aggressive quotations at the same time increasing margins.

Technology

Technology is the basis of our business and it's growth. Electronic circuits are becoming more and more prevalent in every day life. Mechanical products of just a few years ago now have electronic circuits that control, monitor, indicate, and make the product easier to use. From toys to automobiles, appliances to computers, consumer, commercial and industrial products have included technology as a tool to gain a competitive edge. As technology becomes more specialized Original Equipment Manufacturers (OEM) are focussing more on leading edge design and outsourcing the manufacturing to ECMs. In addition, as component complexity grows, OEMs are finding the capital expense for the specialized equipment and assembly techniques outweigh the cost to outsource in many applications. Futronix has been a leader in technology advancement to meet these needs. Futronix co-developed a process with AIM solderpastes for intrusive reflow that cut 60% of the assembly costs for a customer's computer product. The process called Step Soldering Aids "Intrusive" Reflow was published in the September
1996 issue of SMT magazine.


Future Products

Futronix sees the mutual advantages of consolidating the diversified needs of an OEM into a "one stop" contract manufacturing enterprise where box build products are leading the growth in our industry. Expansion plans to meet these growing requirements include an injection molding facility and laminated keypad fabrication. Both of these products/services fit well in our industry and are used in the vast majority of Box build products.



Market Analysis Summary

According to Manufacturing Market Insider (MMI) September 1997, the ECM market is estimated to be nearly $90 billion in 1998. The article sited the trend of OEM's to outsource manufacturing to the ECM industry:
"Electronics contracting manufacturing should continue it's growth of nearly 20 percentage points more than the overall electronic equipment industry growth". According to Contracting Manufacturing from a Global Perspective, a recent report from Technology Forecasters, based on a study of 149 electronic contract manufacturers and their customers. "There's no holding back in evidence - OEM's demand for manufacturing cost reduction, new assembly techniques, global manufacturing, and outsourcing of complete systems contributes to the 25 percent global compound annual growth rate from 1996 through 2001," said Pamila J. Gordon, management consultant and president of Technology Forecasters.

Strategy and Implementation Summary

Futronix Inc. strategy for growth consists these key elements:
* To maintain focus on key competencies such SMT and mixed technology
PCA assembly, and expand our involvement in box build products, which represents the ECM markets fastest growing segment.
* To build and maintain long term relationships with our customers. To become a partner, not a vendor to OEM's by providing not only a product delivered on time, but include a service that will continually provide cost reduction actions and product improvements.
* To continually improve our internal systems to provide our customers the highest quality in the industry. Quality not only in the products we manufacture, but also in communications, information, and all other services offered.

Sales Strategy

The key to growth is an effective marketing plan utilizing qualified, experienced marketing personnel. As a concurrent effort, we are putting emphasis on key vendor relations to provide quick response to Requests
For Quotation (RFQ). This not only takes coordination with vendors regarding component pricing, but also our internal labor costing estimates based on acquiring the new work. We have budgeted for several internal cost tracking, forecasting and compilation programs and systems. These will be continually upgraded to maintain the capability to provide a "snapshot" of what operations would be if the quotation were accepted. This is a very valuable tool as with the additional work that is within our production window, our costs for specific tasks are reduced. With this knowledge of what costs will be, we can provide the most competitive quotations.

Additionally, we will be directing our marketing efforts towards a network of Futronix representatives throughout the US and other regions. These Independent representatives are well versed in the industry and have focused local knowledge of prospective customers. We will be focusing on our core competencies which are medium to high volume PCA's with an emphasis on SMT.

Management

Nevin C. Jenkins (42), PRESIDENT and CEO: Mr. Jenkins has a born-in leadership ability that is evidenced by the success of previous companies he has owned or managed. In 1976, a Vice President of Diversified Industries, Mr. Jenkins headed up the national marketing effort that grew from less than a $1M in 1976 to over $10M by 1978. He sold his interest in Diversified in 1979 to form his own company, Med-E-Lert.
Based on his knowledge of both security system electronic capabilities and market demands, he developed the Personal Emergency Response System
(PERS) which became nationally famous with the slogan "Help, I've fallen and can't get up". In 1985 Mr. Jenkins sold the marketing rights for the PERS to Life Call Systems. He retained the manufacturing rights for the PERS and in 1986 moved the production facilities from Clearwater, Florida to Homosassa, Florida, where he built a manufacturing plant for high volume production of the PERS base units and supporting devices. His passion became manufacturing and automation. In 1988 he partnered with Rande Newberry and formed the electronic manufacturing company - FUTRONIX, INC. Mr. Jenkins philosophy, "I know that no one person can be successful alone, it takes a team, working together, to learn and grow, I've been successful because
I surround myself with experts" is largely responsible for his success.
The PERS manufacturing plant was sold and the company's operations were moved to the larger facilities where FUTRONIX, INC. is today. In addition to his leadership successes, he has creative concepts with the ability to "identify what the market wants". Many patents on various inventions that he holds is evidence of this. Mr. Jenkins holds interest in two other companies, Sports Radar, Ltd. and Fashion Nails, Inc.

Rande W. Newberry (43), VICE PRESIDENT and Secretary/Treasurer: Mr.
Newberry brought the electronic knowledge needed for the expansion in the electronic contract manufacturing business. Mr. Newberry holds a BSEE from the University of South Florida, in addition associate degrees in Business Administration (ASBA) and Electronic Engineering Technology (ASEET). From 1983 to 1987 he worked from Senior Engineering Technician to Engineer at Honeywell's Tampa, Florida operations. In 1988 he became an independent contractor for Honeywell until joining with FUTRONIX, INC. Mr. Newberry also holds interest in Sports Radar, Ltd. and Fashion Nails, Inc. Robert Garrett, CFO: Mr. Garrett has 35 years experience in accounting, along with continued teaching at USF for tax accounting. Mr. Garrett's accounting firm, W.R.Garrett CPA was utilized by Futronix since incorporation. Mr. Garrett is a certified public accountant and holds a Master degree in accounting from Nova Southeastern University.
Mark Nichols, General Manager: Mr. Nichols has 15 years experience in electronic manufacturing with a unique common sense approach to problem solving. Mr. Nichols was part of the founding Principals of Futronix and is a graduate of the Franklyn (NY) school of engineering.
Jim Wilson, Quality Assurance Manager: Mr. Wilson has 25 years experience in quality systems auditing with private and governmental agencies. Positions include Lead assessor for the DOD at the NASA facility in Florida.

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

Gemini has 12 full time employees, and no part time employees. Gemini currently rents approximately 2,104 square feet for its staff, at Suite 605, 839 - 5th Avenue SW, Calgary, Alberta, Canada T2P 3C8. Management is of the opinion that its current facilities are adequate for its immediate needs. As the Company's business increases, additional facilities may be required, however the current facilities are expected to suffice until after December 31, 2000.

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

SWIFT                                        Authoring tools
=====                                        ===============

SGML-based, leverage investment              HTML-based
over time

Designed for use by course content           Development is from scratch
creators, requires content only


CBT interface (Learning                      Requires expertise in HCI,
Environment) is built-in - virtually no      programming, project mgmt,
learning curve, no software teams or         pedagogy.
programmers required

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

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS.

     The following discussion should be read in conjunction with the information contained in the financial statements of the Company, and the Notes thereto appearing elsewhere herein, and in conjunction with the Balance Sheet at December 31, 1999 and Income Statement for the year ended December 31, 1999 contained in the Company's Annual Report 10-KSB and in conjunction with the quarterly 10-QSB report for the period ended March 31, 2000 incorporated herein by reference, and is qualified in its entirety by reference to such financial statements and reports.


RESULTS OF OPERATIONS

     A majority of the Company's revenues are derived from sales of the products produced by the FUTRONIX ELECTRONIC DIVISION.

     Operating revenues decreased by $441,092 for the six months ended June 30, 2000 as compared to the six months ended June
30, 1999.

     Gross profit for the first two quarters of 2000 decreased to $272,454 as compared to $573,290 for the six months ended June 30, 1999. The decrease is due in part to lower sales.

 General and administrative expenses were $2,047,758 in the six months ended June 30, 2000, compared to $1,371,941 for the same period in 1999. This large increase in general and administrative expenses over the period in 1999 is mostly due to legal and consulting fees paid for with stock and in part due to increased insurance costs, professional fees, and contract services and expenses. Sales and marketing expenses

     The net loss for the six months ended June 30, 2000 was $1,832,571 or $0.477 per share based on 4,250,000 shares outstanding, as compared to a net loss for the first six months of 1999 of $580,800, or $0.051 per share. The net loss for the period is primarily attributed to insufficient level of revenue generated by the Company.

    The company had 4,250,000 common shares outstanding, out of authorized capital in the amount of 80,000,000 common shares with a par value of $0.001. Of an authorized 20 preferred convertible shares, each immediately convertible into 1.5 million common shares,1 share is presently held by the IDT Fund.

LIQUIDITY AND CAPITAL RESOURCES.

     Net cash provided from financing activities was $822,853 for the six months ended June 30, 2000, raised through private placement of common stock and borrowing.

     The Company has acquired Gemini Learning Systems Inc. and Futronix, Inc. for stock and made a cash funding commitment to both companies for the next three quarters. The current cash and working capital position and future income from operations will require sufficient additional capital to meet company cash and working capital needs.


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

Senger vs Salient and Paul Sloan. This action involves the plaintiff's claim to entitlement to securities within the company. The company believes the claims are without merit, and will vigorously defend the action.

Acquisition of Futronix, Inc. As part of the acquisition of Futronix, Inc., the company attempted to have the Futronix' lenders consent to the transaction, and the accompanying change of ownership. To date, not all lenders have consented, and the possibility of future litigation exists, although no lender has shown any sign of commencing litigation. Based on the recently completed audit, there remain certain issues stemming from the purchase agreement with Futronix. While no litigation is anticipated, and these matters should resolve amicably, nevertheless, there is a chance that litigation may be required at some future date to resolve the outstanding issues.

The company resolved potential Section 16 violations of the Securities and Exchange Act of 1934. A number of claims for attorney fees have been advanced as a result of the matter. The company believes these to be without merit, and the claims may give rise to future litigation.

Item 2. Changes in Securities
None.

Item 3. Defaults.
None

Item 4. Submission Of Matters To A Vote Of Security Holders.

On Saturday, May 13, at 2 p.m. the Company held its annual meeting, followed by a meeting of the Board of Directors. At the annual meeting, the items, as disclosed in the Report on Schedule 14-A filed with the Securities and Exchange Commission on March 30,2000, were voted upon:

1. The election of two Class I directors to serve until the 2003 Annual Meeting of Stockholders and until their respective successors are elected and qualified. Nominees were:

1-Kim Adolphe
2-James Marquis

2. The ratification of the appointment of Stan J.H. Lee and Company, to audit the company's financial statements.

3. The ratification of the appointment of Melanie Meer as the Company's
Secretary.

4. The approval by the shareholders of options issued to officers, directors and consultants of the company under the 1998 Stock Option Plan.

    Each Item above was duly brought before the shareholders and voted upon. Kim Adolphe and James Marquis were elected directors, to serve until the annual meeting to be held in 2003. Items 2 and 3 above were duly ratified, and the options to be issued pursuant to Item 4 was approved.

    The current Officers of the Company were re-elected to serve for another year, and the annual report including the audited financial statements for the year ended December 31, 1999 was approved.

    At the meeting of the Board of Directors, immediately following the annual meeting, Paul Sloan, the Company's President and CEO, was elected as Chairman of the Board of Directors. By unanimous vote it was resolved that an Audit Committee be formed with a one year term of office for Committee members, and Michael Solomon and Melanie Meer were elected to serve on the said committee. By unanimous vote it was resolved that an Executive Compensation Committee be formed, with a one year term of office for Committee members, and a committee was formed to search for suitable candidates. It was agreed that the candidates be presented to the Board of Directors for nomination to the Committee, and any ensuing vote be effected by teleconference, the Board members having unanimously voted to waive notice of the said meeting.

    The Board of Directors voted unanimously to form a subsidiary, Salient Acquisition, Inc., a Delaware corporation, to acquire and merge with Futronix, Inc. The President was directed to do all things necessary and execute all documents required to give effect to this resolution. The Board voted unanimously to waive notice of meeting and meet via telephonic conference call to ratify the acquisition.


Item 5. Other Information

   NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

(13) Incorporated by reference:
Quarterty and annual Reports on Form 10-QSB and 10-KSB, respectively, as timely filed with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934.

(27)   Financial data schedule for electronic filing.


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

     4. Report on Form 8-k filed on May 27, reporting the change of name from Sloan Electronics, Inc. to Salient Cybertech, Inc.

     5. Current Report on Form 8-K, reporting the purchase of Gemini Learning Systems, Inc. by the Company, filed on September 28, 1999.

     6. First Amendment to Current Report on Form 8-K, providing the details of the purchase of Gemini Learning Systems, Inc. by the Company, filed on October 28, 1999.

     7. Second Amendment to the Current Report on Form 8-K, providing the financial details of the purchase of Gemini Learning Systems, Inc., filed on December 28, 1999.

                               Signatures
   In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Salient Cybertech, INC.

Dated  August 15, 2000
                                             By: /s/ Paul Sloan/s/
                                                     Paul Sloan
                                                     President and CEO



[ARTICLE] 5

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          DEC-31-2000
[PERIOD-END]                               JUN-30-2000
[CASH]                                         219,935
[SECURITIES]                                   149,002
[RECEIVABLES]                                  443,052
[ALLOWANCES]                                         0
[INVENTORY]                                    577,185
[CURRENT-ASSETS]                             1,720,515
[PP&E]                                       4,693,150
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                               8,653,230
[CURRENT-LIABILITIES]                        2,543,499
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          1
[COMMON]                                         4,450
[OTHER-SE]                                   5,693,752
[TOTAL-LIABILITY-AND-EQUITY]                 8,653,230
[SALES]                                      2,460,997
[TOTAL-REVENUES]                             2,460,997
[CGS]                                        2,188,543
[TOTAL-COSTS]                                2,188,543
[OTHER-EXPENSES]                             2,047,758
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              66,355
[INCOME-PRETAX]                            (1,832,571)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                               (1,832,571)
[EPS-BASIC]                                    (0.477)
[EPS-DILUTED]                                  (0.477)