Form 10-Q
period 2000-09-30
SALIENT CYBERTECH INC
filed 2000-11-15
CIK 1022409

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              FORM 10-QSB
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              For the quarter ended  - September 30, 2000
                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from   to

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

     Registrant's telephone number, including area code:(941) 953-6168


                ______________________________
 (Former name, former address and former fiscal year if changed since last report).

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     YES [x] NO [ ]

     As of September 30, 2000, the Registrant has outstanding
7,496,404 shares of Common Stock, $.001 par value.


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

                           Salient Cybertech, Inc.

                                Form 10-QSB
                Quarterly Report, period ended September 30, 2000.

INDEX                                               PAGE

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


Part II.  Other Information

                       REPORT ON REVIEW OF PROFORMA
                    CONSOLIDATED FINANCIAL STATEMENTS


                 FOR THE PERIODS ENDED SEPTEMBER 30, 2000
                         AND DECEMBER 31, 1999



                                Bobbitt, Pittenger & Company, P.A.



                        SALIENT CYBERTECH, INC.


                              CONTENTS


                                                          PAGE

FINANCIAL STATEMENTS

ACCOUNTANTS' REVIEW REPORT                                  1

PROFORMA CONSOLIDATED BALANCE SHEETS                        2

PROFORMA CONSOLIDATED STATEMENTS OF OPERATIONS              3

PROFORMA CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY                             4

PROFORMA CONSOLIDATED STATEMENTS OF CASH FLOWS              5

November 10, 2000


TO THE BOARD OF DIRECTORS
Salient Cybertech, Inc.
Sarasota, Florida


                        ACCOUNTANTS' REVIEW REPORT

We have reviewed the accompanying consolidated balance sheets of Salient Cybertech, Inc., as of September 30, 2000 and December 31, 1999, the related proforma consolidated statements of changes in stockholders' equity for the period then ended, and the proforma consolidated statements of operations for the three and nine-month periods ending September 30, 2000 and 1999 and proforma consolidated casflows for the nine-month periods ended September 30, 2000 and 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A review consistes principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditiong standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in comformity with generally accepted accountant principals.

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




Certified Public Accountants

                          SALIENT CYBERTECH, INC.

                   PROFORMA CONSOLIDATED BALANCE SHEETS




                                    September 30,       December 31,
                                    2000                1999

ASSETS

Cash                            $   161,043         $   356,240
Short-term investments                4,002
Restricted cash                                          75,358
Accounts receivable - net           407,052             250,255
Inventory                           708,614             612,169
Prepaid legal fees - current        187,500             562,500
Prepaid consulting fees                                 133,488
Deferred syndication costs                              100,000
Prepaid expenses                                         63,416
Other assets                            518               2,285
TOTAL CURRENT ASSETS              1,531,729           2,155,711

EQUIPMENT - NET                   5,185,260           5,202,886

Research and development            366,769             486,769
Prepaid legal fees - long term                           46,875
Goodwill - net                    1,599,052           1,654,252
Other assets                          5,614               2,285

                                 $8,688,424          $9,548,778

See accountants' review report.

                                    September 30,       December 31,
                                    2000                1999

LIABILITIES AND STOCKHOLDERS'
EQUITY

LIABILITIES
Current maturities
of long-term debt              $    529,848         $   272,731
Accounts payable                    886,115             684,645
Accrued expenses                    314,543             319,579
Accrued interest                     18,096              12,240
Accrued interest -
related party                       116,822              79,017
Notes payable                        15,000              60,684
Notes payable -
related party                       720,912             677,316

TOTAL CURRENT LIABILITIES         2,601,336           2,106,212

Long-term debt, less
current maturities                  605,252             553,737
Due to shareholders/
related parties                     118,285             108,138

TOTAL LIABILITIES                 3,324,873           2,768,087

STOCKHOLDERS' EQUITY
Common stock - authorized
80,000,000 shares;
par value $.001; issued
and outstanding,
7,496,000 and 3,249,900
shares at September 30,
2000 and December 31, 1999,
respectively                          7,496               3,250
Additional paid-in capital        9,832,506           8,686,752
Due from officer                                        (33,565)
Accumulated deficit              (4,476,451)         (1,875,746)

TOTAL STOCKHOLDERS' EQUITY        5,363,551           6,780,691

                                $ 8,688,424          $9,548,778

See accountants' review report.

                        SALIENT CYBERTECH, INC.

            PROFORMA CONSOLIDATED STATEMENTS OF OPERATIONS



                 Nine months   Three months   Nine months   Three months
                    ended         ended          ended         ended
                 September 30, September 30,  September 30, September 30,
                    2000          2000           1999          1999

SALES            $ 3,281,909    $  813,629   $ 4,707,892   $1,904,523
COST OF SALES      2,945,584       762,970     3,510,967    1,231,622

GROSS PROFIT         336,325        50,659     1,196,925      672,901

EXPENSES
Selling                                           40,694        1,723
General and
administrative     3,025,353     1,013,530     2,456,668    1,075,363
Interest             117,919        26,740        79,463       23,120

                   3,143,272     1,040,270     2,576,825    1,100,206

OPERATING LOSS    (2,806,947)     (989,611)   (1,379,900)    (427,305)

OTHER INCOME         206,242        41,044        25,000

LOSS BEFORE
INCOME TAXES      (2,600,705)     (948,567)   (1,354,900)    (427,305)

INCOME TAXES

NET LOSS         $(2,600,705)  $  (948,567)  $(1,354,900) $  (427,305)

NET LOSS
PER SHARE        $     (.668)  $     (.224)  $     (.119) $     (.036)



See accountants' review report.

                        SALIENT CYBERTECH, INC.

                   PROFORMA CONSOLIDATED STATEMENTS
                  OF CHANGES IN STOCKHOLDERS' EQUITY



                             Additional
                   Common    Paid-in       Due from    Accumulated
                   Stock     Capital       Officer     Deficit      Total

BALANCE,
January 1,
1999              $10,720  $6,836,722     $(33,565)    $(238,923)  $6,574,954

Common stock
issued              1,013  1,850,030                                1,851,043

Gain from
currency conversion                                        4,005        4,005
Other              (8,483)                                             (8,483)

Net loss                                (1,640,828)   (1,640,828)

Balance,
December 31,
1999                3,250  8,686,752       (33,565)   (1,875,746)   6,780,691
Common stock
issued              4,246  1,245,754                                1,250,000
Reversal of due
from officer                                33,565                     33,565
Syndication costs           (100,000)                                (100,000)
Net loss                                (2,600,705)   (2,600,705)

BALANCE,
September 30,
2000             $  7,496 $9,832,506    $            $(4,476,451) $ 5,363,551


See accountants' review report.

                        SALIENT CYBERTECH, INC.

              PROFORMA CONSOLIDATED STATEMENTS OF CASH FLOWS



                                         September 30,
                                      2000          1999

CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss                       $(2,600,705)    $(1,354,900)

Adjustments to reconcile
net loss to
net cash (used)
provided in
operating activities:
Depreciation                        66,760          66,802
Amortization                       175,200
Stock issued for compensation
for legal fees                                      20,060
Stock issued for services                          375,000
(Increase) decrease in
operating assets:
Restricted cash                     75,358         687,500
Accounts receivable - net         (219,797)       (309,469)
Inventory                          (96,445)         (6,636)
Deferred tax asset                   2,285
Prepaid expenses                   555,363
Prepaid legal and
consulting fees                    414,738        (633,334)
Other assets                        (1,562)          2,613
(Decrease) increase
in operating liabilities:
Accounts payable                   201,470         507,512
Accrued expenses                    (5,036)         83,087
Accrued interest                    43,661          33,710

NET CASH (USED) PROVIDED
IN OPERATING ACTIVITIES         (1,742,217)        114,358

CASH FLOWS USED BY
INVESTING ACTIVITIES
Purchase of property
and equipment                      (49,234)
Purchase of short-term
investments                         (4,002)

NET CASH USED BY INVESTING
ACTIVITIES                         (53,236)

CASH FLOWS FROM
FINANCING ACTIVITIES
Proceeds of loans from
related parties                     53,743          15,725
Proceeds of loans                  475,071
Proceeds from sale of
common stock                     1,250,000          10,000
Repayments from shareholders        33,565          33,565
Repayments of loans               (212,123)       (234,518)
Repayments to shareholders                         (47,151)

NET CASH PROVIDED BY
FINANCING ACTIVITIES             1,600,256        (222,379)

NET DECREASE IN CASH              (195,197)       (108,021)

CASH, at beginning of period       356,240         226,045

CASH, at end period          $     161,043    $    118,024

SUPPLEMENTAL DISCLOSURES:
Interest paid                $      74,230    $     45,160

Non-cash financing
activity- 500,000 shares
of common stock issued
for legal services                            $ (1,125,000)

Non-cash financing
activity- 500,000 shares
of common stock issued
for consulting services                       $   (687,500)

Non-cash financing
activity- 30,000 shares
of common stock granted
under stock option plan                       $    (20,060)

See accountants' review report.

Part I.  Item 2. Description of business and management's discussion

Salient Cybertech, Inc. (the "Company") is the new name for Sloan Electronics, Inc. authorized by the shareholders at the Annual Shareholders' Meeting on May 22, 1999 and approved by the Board of Directors on May 22, 1999. The company, through the Sloan Electronics division had designed, manufactured and marketed electronic monitoring equipment for the criminal justice industry and the long-term health care industry. It had also marketed house arrest monitoring equipment through its in-house marketing department and distributed its products through national service providers. The Company, while continuing to support existing clients, has ceased to actively engage in these business endeavers in favor of building its portfolio of acquisitions and building the businesses of the acquired companies.

Salient Cybertech, Inc. is actively seeking acquisition candidates with interests in technology, Internet, distance learning, and security industries. During the third quarter 1999, The Company acquired, for stock, of Gemini Learning Systems, Inc., which will operate as part of the Internet/technology division of the company. The company filed a current Report on Form 8K on September 28, 1999 and an 8K/A report on October 29, 1999 that more fully discuss the acquisition, and are incorporated herein by reference. Gemini Learning Systems developed and markets SWIFT (tm) (SoftWare Intelligent Freeform Training) distance learning software and courseware. Ms. Kim Adolphe, founder of Gemini, continues to run the division as President and was named to the board of directors.

On Tuesday May 23, 2000, Salient Cybertech, Inc. (the "Company") executed an agreement whereby it acquired Futronix, Inc. ("Futronix"). The acquisition was accomplished by the Company forming a Delaware subsidiary, known as Salient Acquisition Corporation, with that corporation merging with Futronix. The surviving Corporation, continues to carry on business as Futronix, Inc., a wholly owned subsidiary of the Company. The transaction is more fully described in the Report on Form 8-K, filed on May 25, 2000, with the Securities and Exchange Commission. Futronix operates as part of the High Technology division of the Company.

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

HIGH TECHNOLOGY DIVISION

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

Facilities

FUTRONIX, INC. is located in Suncoast Industrial Park, Homosassa, Florida and presently occupies two main buildings, and several support and storage buildings totaling 35,000 sq. ft (MOL). Approximately 40 acres of adjacent industrial property owned by the shareholders is available for expansion as required. The facilities are leased from the Company's shareholders. The location easily accessible from Orlando or Tampa, and provides a plentiful and reliable labor base.

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


Product Description

Printed Circuit Assembly (PCA): Futronix utilizes automated, high speed assembly equipment that can be used or adapted for most any type of PCA manufacturing. PCA types include Surface Mount Technology (SMT), conventional through hole technology, mixed technology, and mechanical fabrication and assembly. Turnkey, consignment or combinations of these services are offered.The Company also provides design and product development, along with design for test and manufacturability services for customers who do not have the personnel or expertise to fulfill this requirement.

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

Sales Strategy

The key to growth is an effective marketing plan utilizing qualified, experienced marketing personnel. As a concurrent effort, we are putting emphasis on key vendor relations to provide quick response to Requests
For Quotation (RFQ). This not only takes coordination with vendors regarding component pricing, but also our internal labor costing estimates based on acquiring the new work. We have budgeted for several internal cost tracking, forecasting and compilation programs and systems. These will be continually upgraded to maintain the capability to provide a "snapshot" of what operations would be if the quotation were accepted. This is a very valuable tool as with the additional work that is within our production window, will be, we can provide the most competitive quotations.

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

Robert Garrett, CFO: Mr. Garrett has 35 years experience in accounting, along with continued teaching at USF for tax accounting. Mr. Garrett's accounting firm, W.R. Garrett CPA was utilized by Futronix since incorporation. Mr. Garrett is a certified public accountant and holds a Master Degree in accounting from Nova Southeastern University.

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

INTERNET TECHNOLOGY DIVISION

Information about Gemini Learning Systems, Inc. (Gemini), as well as product demos can be seen by visiting Gemini's site at www.gemini.com.

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

SWIFT(tm) technology took eight years to develop and utilized the talents of many professionals. The SWIFT(tm) project leaders were Elliot Kimber, Sr. Consultant, ISOGEN Corp., and Dr. Marlene Jones. Elliot Kimber has over 10 years of experience designing and building industrial strength publishing systems based on the principles of generic markup and information reuse. He has developed systems for customers in a variety of industries including: IBM, Intel, Tandem Computers, Ameritech, International Correspondence Schools (ICS), and Cisco Systems. Dr. Jones was a Senior Scientist with Alberta Research Council's (ARC) Advanced Computing and Engineering Department since 1987. She had more than a decade of experience in applied research in the field of Adaptive Learning Environments and is internationally recognized as an expert in the field. Mr. Kimber continues to provide input into the development of Gemini's product line.

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

Marketing will be accomplished through investment in four specific areas:

- Direct sales - Gemini plans to establish an inside sales team to focus on the SGML market. This team will have a telemarketing orientation and will consist of salespeople with 2 to 5 years experience. Gemini has created two new product and service "packagings" of SWIFT(tm) to support a "try and buy" selling model without compromising longer term revenue potential.

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

SWIFT                                        Authoring tools
=====                                        ===============

SGML-based, leverage investment              HTML-based
over time

Designed for use by course content           Development is from scratch
creators, requires content only


CBT interface (Learning                      Requires expertise in HCI,
Environment) is built-in - virtually no      programming, project mgmt,
learning curve, no software teams or         pedagogy
programmers required

Reduces development time and                 Averages 200 - 250 hours of
costs by about 70%                           development for every hour of
                                             finished product

Provides delivery on CD-ROM,                 Requires development from
Intranet and Internet                        scratch for each delivery
                                             format

Utilizes ELMer                               Expensive mgmt. systems

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


              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS.


     The following discussion should be read in conjunction with the information contained in the Financial Statements of the Company, and the Notes thereto appearing elsewhere herein, and in conjunction with the Balance Sheet at December 31, 1999 and Income Statement for the year ended December 31, 1999 contained in the Company's Annual Report 10-KSB, and in conjunction with the quarterly 10-QSB reports for the periods ended March 31, 1999 and June 30, 1999, incorporated herein by reference, and is qualified in its entirety by reference to such Financial Statements and Reports.


RESULTS OF OPERATIONS

     A majority of the Company's revenues are derived from sales of Futronix, Inc. Sales revenues are recognized when the products are shipped.

     Operating revenues decreased by $1.47 million (28%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Revenues for the period ending September 30, 2000 were $3,281,909 as compared to $4,707,892 for the period ending September 30, 1999.

     Gross profit for the first three quarters of 2000 decreased to $336,325, as compared to $1,196,925 for nine months ended September 30, 1999. The decrease was due the loss of a major client, which was bought out and commenced to do its manufacturing "in house". Futronix has since replaced this client with other clients, and the impact of these additional revenues should begin to make an impact in the next quarter.

General and administrative expenses were $3,024,353 for the nine months ended September 30, 2000, compared to $2,456,668 for the same period in 1999. This large increase in general and administrative expenses for the period in 2000 is mostly due to legal and consulting fees paid for with stock and in part due to increased insurance costs, professional fees, and contract services and expenses. Interest expenses increased, and are expected to continue to increase as interest accrues and future debt is incurred.

The net loss for the nine months ended September 30, 2000 was $2,600,705 or $0.668 per share based on 4,499,900 shares outstanding, as compared to a net loss for the first nine months of 1999 of $1,354,900, or $0.1197 per share. The net loss for the period is primarily attributed to insufficient level of revenue generated by the Company.

LIQUIDITY AND CAPITAL RESOURCES.

     Net cash provided from financing activities was $1,812,379 for the nine months ended September 30, 2000, raised through private placement of common stock and borrowing.

     The Company has acquired Gemini Learning Systems Inc. and Futronix, Inc. for stock and made a cash funding commitment to both companies for the next three quarters. The current cash and working capital position and future income from operations will require sufficient additional capital to meet company cash and working capital needs.

CURRENT ACTIVITIES:

Gemini has, in the current quarter, commenced an expansion of markets into the U.S. West Coast and has named John Wendel as Senior Vice President to lead this initiative. John Wendel brings a 2O-year business career in marketing, sales and business development to the Gemini team. He has worked with industry leaders such as Microsoft, Unisys and Sento Training and has held senior positions in various organizations. He will be based out of Utah.

Gemini has also signed a multi-year licensing agreement with RAND Worldwide (TSE: RND) to deliver e-learning solutions to clients. The contract moves Gemini beyond its suite of e-learning software products based upon their hallmark SWIFT technology into the role of an e-learning Application Service Provider (ASP).

RAND Worldwide( (TSE: RND) is the world's leader in providing knowledge-based solutions to organizations with engineering design and information technology requirements. The Company provides mechanical design automation ("MDA") solutions to companies around the globe. In addition to MDA tools, RAND Worldwide( also offers technical education and support, hardware with network integration, and a comprehensive list of engineering related solutions. RAND Worldwide( offers companies in every industry the advantage of purchasing a total solution. Currently, RAND Worldwide( employs
1,200 individuals in more than a 100 sales and client service centers around the globe. The RAND Worldwide( corporate head office is located in Mississauga, Ontario, Canada.

Futronix, Inc., has hired Peter Lavalle as its Contract Manufacturing Marketing Director. Since his arrival, Mr. Lavalle's contribution to new business development has brought the company's potential RFQ total to approximately $30 million. (A RFQ, or Request for Quotation, represents a bid for contract work but does not guarantee the award of the contract.).

Mr. Lavalle has several years' experience in the contract manufacturing industry, most recently as Business Manager for K-Byte Manufacturing and as Manufacturing Product Line Manager for Jabil Circuit.

Futronix also estimates an additional $500,000-600,000 in orders from current client Linvatec Corp., who recently brought in a new line from 3M. Another client, Infineer (formerly Tritheim) has recently increased their sales efforts and has approved purchase orders for more than $500,000 in the first quarter of 2001.

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

The company resolved potential Section 16 violations of the Securities and Exchange Act of 1934. A claim for attorney fees in the sum of approximately $7,000 has been advanced as a result of the matter.
The company believes this to be without merit, and the claim will be vigorously defended.

Item 2. Changes in Securities

None.

Item 3. Defaults.

None

Item 4. Submission Of Matters To A Vote Of Security Holders.

On Saturday, May 13, 2000 at 2 p.m. the Company held its annual meeting, followed by a meeting of the Board of Directors. At the annual meeting, the items, as disclosed in the Report on Schedule 14-A filed with the Securities and Exchange Commission on March 30, 2000, were voted upon:

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

(27)   Financial Data Schedule for electronic filing.


(b) Reports on Form 8-K

     1. Form 8K filed with the Securities and Exchange Commission on September 28, 1999 regarding the acquisition of Gemini Learning Systems, Inc.

     2. Form 8-K/A filed with the Securities and Exchange Commission on October 29, 1999 regarding the acquisition of Gemini Learning Systems, Inc.

     3. Form 8-K filed with the Securities and Exchange Commission on November 1, 1999 regarding the reverse stock split.

     4. Report on Form 8-K filed on May 27, 1999 reporting the change of name from Sloan Electronics, Inc. to Salient Cybertech, Inc.

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

    8. Report on Form 8-K filed on February 22, 2000, reporting the resignation of a director.

    9. Report on Form 8-K filed on March 29, 2000 (amended on April 8,
2000), reporting the change of Accountants.

   10. Report on Form 8-K filed on May 1, 2000, reporting the change of address.

   11. Report on Form 8-K filed on May 5, 2000, reporting the executive employment agreement.

   12. Report on Form 8-K filed on May 23, 2000, reporting the purchase of Futronix, Inc.

   13. Report on Form 8-K filed on September 21, 2000, reporting the termination of consulting agreement.


                               Signatures

   In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Salient Cybertech, Inc.

Dated:  November 15, 2000
                                              By: /s/ Paul Sloan
                                              Paul Sloan
                                              President and CEO