Form 10KSB
period 2000-12-31
SALIENT CYBERTECH INC
filed 2001-03-19
CIK 1022409

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                        __________________________

                               FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended                      Commission File Number: 0-28772
December 31, 2001

                         SALIENT CYBERTECH, INC.
           (Exact name of registrant as specified in its charter)

DELAWARE                                                   35-1990559
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)

1999 Lincoln Drive, Suite 202, Sarasota, FL.                  34236
(Address of principal executive offices)                    (Zip Code)

Company's telephone number, including area code:         (941) 349-6583

Securities registered pursuant to Section 12 (b) of the Act::	None.

Securities registered pursuant to Section 12 (g) of the Act::  Common Stock,
                                                               $.001 par
                                                               value per
                                                               share
                                                               Preferred
                                                               Stock, no
                                                               par value
                                                               per share
                                                            (Title or class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), YES X NO and (2) had been subject to such filing requirements for the past 90 days
YES   X       NO.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or
any amendment to this Form. [   ]

As of December 31, 2000 the revenues for the most recent fiscal year are ($3,929,215).

The aggregate market value of voting stock held by non-affiliates of the Company was $2,635,841 based on the average price per share of $1/2 paid for shares on the NASDAQ Bulletin Board on December 31, 2000, trading under symbol SLEL.

There were 7,424,904 shares of common stock outstanding having a par value of $0.001 per share as of December 31, 2000. There were 20 shares of preferred stock, having no par value, issued and outstanding as of December 31, 2000.

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

Sloan Electronics, Inc., through its Sloan Electronics Division (Sloan) had designed, manufactured and marketed electronic monitoring equipment for the criminal justice industry and the long-term health care industry. It had also marketed house arrest monitoring equipment through its in-house marketing department and distributed its products through national service providers. The Company, while continuing to support existing clients, has ceased to actively engage in these business endeavors in favor of building its portfolio of acquisitions and building the businesses of the acquired companies.

In May, 1999, Sloan Electronics decided to actively seek acquisition candidates in the high technology, Internet, and distance learning industries. To this end, and to reflect the change in the company philosophy, Sloan changed its name to Salient Cybertech, Inc. (the "Company") in May, 1999.

During the third quarter 1999, the Company acquired, for stock, 100% ownership of Gemini Learning Systems, Inc., which operates as part of the Internet/technology division of the company. Gemini Learning Systems developed and markets SWIFT (tm) (SoftWare Intelligent Freeform Training) distance learning software and courseware. Ms. Kim Adolphe, founder of Gemini, continues to run the division as President and was named to the board of directors.

On Tuesday May 23, 2000, Salient Cybertech, Inc. (the "Company") acquired Futronix, Inc. ("Futronix"). The acquisition was accomplished by the Company forming a Delaware subsidiary, known as Salient Acquisition Corporation, with that corporation merging with Futronix. The surviving Corporation, continues to carry on business as Futronix, Inc., a wholly owned subsidiary of the Company. Futronix operates as part of the High Technology division of the Company.

Established in 1989, Futronix is an ISO 9002-certified consignment and turnkey contractelectronic manufacturer. Futronix offers advanced Surface Mount Technology capabilities, mixed technology, mechanical assembly, in-circuit and functional testing, and design and engineering services for customers.

Salient Cybertech's revenues are currently primarily from the product sales of Futronix. With the addition of Gemini Learning Systems, management hopes to add SWIFT licensing fees, courseware sales and recurring revenue from per use course fees to its revenues in the next fiscal year.

The Company currently has, as stated above, two operating divisions, the High Technology Division, and the Internet Technology Division.

A. High Technology Division:

FUTRONIX, INC., a Florida Corporation incorporated in March of 1988, made its entry into the electronic contract manufacturing industry in March of 1988 providing assembly labor to a consignment base. Consignment is an industry term where the customers supplied the components and FUTRONIX provides the equipment and labor to assemble and test the products. This concept has relatively low capital risk because the raw components typically make up about 70% of the cost of an electronic assembly. This consignment work continued through 1996, with the exception of a few small "turn-key" jobs. Turnkey is a concept that requires components and labor to be provided to complete a finished Printed Circuit Assembly
(PCA) for the customers based on their drawings and specifications.

In 1997, a major transition to "turn-key" was accomplished, resulting in 35% of sales in 1997 being "turn-key" as opposed to less than 10% in 1996. In 1998 turnkey sales accounted for 75% of sales. With turnkey work, Futronix sets the production schedules based on longer term Purchase Orders. The transition to turn key work required the development of a purchasing department, Materials Requirement Planning and related materials tracking, stocking, and issuing systems. An NT based SQL server with over 30 on line stations was installed supporting the following control and tracking databases:

- Shop control that tracks the status of all work-in-process (WIP)
- Purchase order system that verifies and controls all purchases made, verifies receipt of ordered items and tracks vendor quantity in three categories.
- Inventory control that logs receipt, and issuance of all materials used in all value added services.
- Materials Requirement Planning (MRP) that can generate forward looking reports for future material needs, based on current schedules, orders, inventory, work-in process.
- Return stock (RTS) and scrap. The MRP system assures that when a job is scheduled, the components to complete the job are on hand when needed.
- Quality reporting that provides process status, process yield, vendor status, and other quality reporting as required by ISO9002 policy.
- Schedule control that allows for efficient workload and leveling.
- Bill of material (BOM) control and verification that ensures every component used in a customer's product is approved and correct.
- Job cost module that utilizes the shop floor tracking system, materials and labor utilization to feed back costing information to management for quoting and resource allocation purposes.

The controls enumerated above were implemented to provide full turn-key services and to meet the requirements for ISO9002 quality standard certification. The substantial costs to the company to implement this system resulted in reduced earnings in 1997 and 1998. However, the company is now poised to facilitate larger turn-key accounts. In the first quarter of 1998, FUTRONIX received ISO9002 quality standard certification from Underwriters Laboratories (UL), without a single nonconformance. As a result of operating in a solid operable quality system, the Company increased its first pass yield (FPY) from 70% to currently better than 97% for any individual process.

Facilities

FUTRONIX, INC. is located in Suncoast Industrial Park, Homosassa, Florida and presently occupies two main buildings, and several support and storage buildings totaling 35,000 sq. ft.. Approximately 40 acres of adjacent industrial property is owned by Salient and is available for expansion as required. The facilities are provided from Salient.

Management is of the opinion that Futronix' current facilities are adequate for its immediate needs. As the Company's business increases, additional facilities may be required. The current facilities are expected to suffice until after December 31, 2001.

Products and Services

FUTRONIX INC is a high quality Electronic Contract Manufacturer (ECM) providing manufacturing, test, prototyping, and product development and support for a diverse set of market segments. Printed circuit assemblies and box build products manufactured in medium to high volume supplied to

OEM's for commercial, industrial, medical, and telecommunication applications. As an ECM, Futronix reviews our customers' product specifications and develops and implements a plan to fabricate and test the product (typically a Printed Circuit Assembly), that meets or exceeds the functional and quality specifications. This plan typically calls for continual improvement that will reduce the costs while maintaining quality. A percentage of the realized cost savings, typically 50%, are passed on to the customer.

Product Description

Printed Circuit Assembly (PCA): Futronix utilizes automated, high-speed assembly equipment that can be used or adapted for most any type of PCA manufacturing. PCA types include Surface Mount Technology (SMT), conventional through whole technology, mixed technology, and mechanical fabrication and assembly. Turnkey, consignment or combinations of these services are offered. The Company also provides design and product development, along with design for test and manufacturability services for customers who do not have the personnel or expertise to fulfill this requirement.

Box build at multi levels from finished products bulk shipped in retail dress box packing shipped direct to the distribution center, retail outlet or even to the end user. Stocking finished goods, warranty return service, invoicing and payment processing are additional services Futronix can offer.

Competition

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

Technology

Technology is the basis of our business and it's growth. Electronic circuits are becoming more and more prevalent in every day life. Mechanical products of just a few years ago now have electronic circuits that control, monitor, indicate, and make the product easier to use. From toys to automobiles, appliances to computers, consumer, commercial and industrial products have included technology as a tool to gain a competitive edge. As technology becomes more specialized Original Equipment Manufacturers (OEM) are focusing more on leading edge design and outsourcing the manufacturing to ECMs. In addition, as component complexity grows, OEMs are finding the capital expense for the specialized equipment and assembly techniques outweigh the cost to outsource in many applications. Futronix has been, management believes, a leader in technology advancement to meet these needs. Futronix co-developed a process with AIM solderpastes for intrusive reflow that cut 60% of the assembly costs for a customer's computer product. The process called Step Soldering Aids "Intrusive" Reflow was published in the September 1996 issue of SMT magazine.

Future Products

Futronix sees the mutual advantages of consolidating the diversified needs of an OEM into a "one stop" contract manufacturing enterprise where box build products are leading the growth in our industry. Expansion plans to meet these growing requirements include an injection molding facility and laminated keypad fabrication. Both of these products/ services fit well in our industry and are used in the vast majority of Box build products.

Market Analysis Summary

According to Manufacturing Market Insider (MMI) September 1997, the ECM market is estimated to be nearly $90 billion in 1998. The article sited the trend of OEM's to outsource manufacturing to the ECM industry:

"Electronics contracting manufacturing should continue its growth of nearly 20 percentage points more than the overall electronic equipment industry growth". According to Contracting Manufacturing from a Global Perspective, a recent report from Technology Forecasters, based on a study of 149 electronic contract manufacturers and their customers. "There's no holding back in evidence - OEM's demand for manufacturing cost reduction, new assembly techniques, global manufacturing, and outsourcing of complete systems contributes to the 25 percent global compound annual growth rate from 1996 through 2001," said Pamila J. Gordon, management consultant and president of Technology Forecasters.

Strategy and Implementation Summary

Futronix Inc. strategy for growth consists these key elements:

- To maintain focus on key competencies such SMT and mixed technology PCA assembly, and expand our involvement in box build products, which represents the ECM markets fastest growing segment.

- To build and maintain long term relationships with our customers. To become a partner, not a vendor to OEM's by providing not only a product delivered on time, but include a service that will continually provide cost reduction actions and product improvements.

- To continually improve our internal systems to provide our customers the highest quality in the industry. Quality not only in the products we manufacture, but also in communications, information, and all other services offered.

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

Additionally, we will be directing our marketing efforts towards a network of Futronix representatives throughout the US and other regions. These Independent representatives are well versed in the industry and have focused local knowledge of prospective customers. We will be focusing on our core competencies, which are medium to high volume PCA's with an emphasis on SMT.

Management

Nevin C. Jenkins (42), PRESIDENT: Mr. Jenkins, president of Futronix, Inc., manages the company on a day-to-day basis. His background gives him a wealth of experience to draw upon in guiding Futronix in its future growth. In 1976, a Vice President of Diversified Industries, Mr. Jenkins headed up the national marketing effort that grew from less than a $1M in 1976 to over $10M by 1978. He sold his interest in Diversified in 1979 to form his own company, Med-E-Lert. Based on his knowledge of both security system electronic capabilities and market demands, he developed the Personal Emergency Response System (PERS), which became nationally famous with the slogan "Help, I've fallen and can't get up". In 1985 Mr. Jenkins sold the marketing rights for the PERS to Life Call Systems. He retained the manufacturing rights for the PERS and in 1986 moved the production facilities from Clearwater, Florida to Homosassa, Florida, where he built a manufacturing plant for high volume production of the PERS base units and supporting devices.

In 1988 he partnered with Rande Newberry and formed the electronic manufacturing company - FUTRONIX, INC. The PERS manufacturing plant was sold and the company's operations were moved to the larger facilities where FUTRONIX, INC. is today.

Rande W. Newberry (43), VICE PRESIDENT: Mr. Newberry has brought to Futronix the electronic knowledge needed for expansion in the electronic contract manufacturing business. Mr. Newberry holds a BSEE from the University of South Florida, as well as associate degrees in Business Administration (ASBA) and Electronic Engineering Technology (ASEET).
From 1983 to 1987 he worked from Senior Engineering Technician to Engineer at Honeywell's Tampa, Florida operations. In 1988 he became an independent contractor for Honeywell until joining with FUTRONIX, INC.

Robert J. Fountaine - General Manager, Futronix, Inc.  Mr. Fountaine has
20 years senior and executive management experience in sales, marketing and general management in both the Electronics contract manufacturing and electronic component distribution industries. Prior experience includes positions with Avnet, Flextronics, SGI and most recently Future Electronics, where Robert increased sales almost five-fold and negotiated the purchase of a Honeywell facility in Phoenix that resulted in a 5 year, $100million outsourcing contract. As a Regional Manager with Avnet, Mr. Fountaine's team sales grew from $14million to $30million in 3.5 years and as District Manager for Florida's West coast his sales went from $35million to $49million in the first fiscal year. Mr. Fountaine has continually demonstrated repeated success in the development, growth and profitability of creative management, marketing and supply chain solutions.

Robert Garrett, Chief Financial Officer. Mr. Garrett has 35 years experience in accounting, along with prior teaching at University Of South Florida for tax and accounting. Mr. Garrett's accounting firm, W.R. Garrett CPA was utilized by Futronix since incorporation. Mr. Garrett is a certified public accountant and holds a Master Degree in accounting from Nova Southeastern University and a bachelor's degree in accounting from University Of Florida.

Sources and Availability of Raw Materials and the Names of Principal
Suppliers

All of our supplies for manufacture are generic in nature, making us independent of any major supplier or suppliers. All raw materials utilized by us are always readily available in the marketplace.

Dependence on One or a Few Major Customers

Currently we are not dependent on one or a few major customers. It must be noted that approximately 60% of our sales over the current year were to 5 customers. It is anticipated that this percentage will drop to below 25% over the next fiscal year.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration

Futronix owns no Patents in its own right

No other patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts are used by Futronix.


Need for Any Government Approval of Principal Products or Services

None.

Effect of Existing or Probable Governmental Regulations on the Business

Futronix is unaware of any probable regulation of its business, other than as will apply to businesses in general.

Estimate of the Amount Spent During Each of the Last Two Fiscal Years on Research and Development Activities, and if Applicable the Extent to Which the Cost of Such Activities are Borne Directly by Customers

During the past two years management believes Futronix spent approximately $150,000 on R&D, none of which will be directly borne by Futronix' customers, but all of which will be indirectly borne by the customer as reflected in the price of the products of Futronix, a portion of which will be allocated to the amortized cost of development.

Costs and Effects of Compliance with Federal, State and Local
Environmental Laws

Futronix is not aware of any expenses directly attributable to compliance with federal, state or local environment laws or regulations.

Number of Total Employees and Number of Full Time Employee

Futronix has 76 full time employees, and 3 part time employees.

Equipment

The fixed assets of Futronix, as valued for accounting purposes have a depreciated book value of $3,000,000, and an non-depreciated book value of $4,399,000. The assets are principally comprised of manufacturing equipment, computers, computer equipment, and software, along with office furniture.

B. Internet Technology Division

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

Gemini entered the adult learning field in 1990, employing an open systems concept and a commitment to assist clients in successfully delivering technical Instructor-led and technology-based training programs. Gemini wanted to capitalize on their expertise and existing course content by delivering it through distance education. That led to the concept behind the SWIFT technology. Gemini's initial successes soon led to international recognition of SWIFT. Gemini began a joint research development program with the Alberta Research Council. In 1995, during the G-7 Summit, it was announced that Gemini along with their international partners had won an international competition for government funding for joint development of a Distance Learning Tool Kit. The following year, Gemini decided concentrate all of its resources towards an end-to-end eLearning solution based upon SWIFT. Thousands of courses were developed in the CDROM version of SWIFT and sold internationally. based upon Gemini's CDROM version.
Today the company offers a end-to-end scalable eLearning solution, full
ASP hosting service and is a recognized pioneer and leader in the industry.

Current Projects, Clients, and Partners

Nortel Networks, Inc. (NYSE: NT) is a global supplier of networking solutions and services, supporting voice, data, and video transmission over wireline and wireless technologies. As part of a pilot evaluation, on December 27, 2000 Nortel began delivering to Nortel employees a proprietary course Gemini redesigned and converted into SWIFT. Nortel has now retained Gemini's consulting services to develop new content and indicated that they want to continue to move forward with their eLearning initiatives. Nortel plans to convert the pilot course into eight languages and roll it out to all employees.

Dole Food Company, Inc. entered into a pilot project agreement with, to deliver eLearning to Dole employees. The Dole/Gemini pilot project involves the development and evaluation of a 'Dole Core Values' Course, Upon successful evaluation, this internal Dole eLearning training program will be rolled out to 15,000 employees across three Dole Asia Divisions. If successful, this endeavor has the potential to expand into more courses being offered to Dole employees through Gemini's eLearning solution.

RAND Worldwide, the a major Value Added Reseller of mechanical design automation tools and services, have launched their first course in SWIFT for internal use and to resell to their corporate clients. Gemini has signed a multi-year licensing agreement with RAND Worldwide (TSE: RND) to deliver eLearning solutions to clients. The contract moves Gemini beyond its SWIFT technology suite into the role of an eLearning Application Service Provider (ASP).


JStream Inc., is an innovator of advanced scale delivery for intranet-based streaming media. Gemini and jStream have entered into a technology-focused partnership to integrate SWIFT with jStreams intranet-based streaming media.

TrainSeek, an online marketplace of training products and services serving more than 20,000 corporate trainers, market Gemini's unique eLearning solutions.

Dell Canada, a wholly owned subsidiary of Dell Computer Corporation (Nasdaq NM: DELL), one of the world's largest direct sales computer company, has received a proprietary course Gemini has redesigned and converted into SWIFT for evaluation. Initial response from Dell's management has been positive, and Gemini is currently developing an eLearning Management System for testing and field evaluation.
Gemini has been informed that Dell will purchase and sign a maintenance agreement with Gemini for delivery of the System to its management if the test results are positive.

IO Technologies, Gemini has a 15% equity stake and revenue sharing partnership with IO Technologies, who are backed by a significant list of distribution partners that include Canon U.S., Heidelberg, and Agfa, have created an entire series of process-based certification training programs aimed at core processes in color imaging, printing, digital workflow and other key areas that are the first of their kind in the industry.

Gemini's Principal Products and Services
GeMS 5.1 (Gemini eLearning Management System)

GeMS 5.1, the core of Gemini's product suite, provide clients with a comprehensive package to deliver, sell, manage, track, and continuously improve adaptive learning over the Internet. GeMS is an advanced Internet SWIFT course delivery, management, reporting, tracking, and analysis system that requires no client side installation.

SWIFT Course Delivery

-       Customizable interface
-       Delivered through standard web browsers
-       Embedded SWIFT Adaptive Technology
-       Integrated Internet technologies that enhance learning

Management and Reporting

-       Scalable from one to thousands of courses and learners
-       Integrated with LDAP, NT Domain, and UNIX user authentication
-       Customizable E-commerce solution
-       Local or remote administration
-       Printable certificates upon course mastery

Tracking and Analysis

- Course analysis through tracking and timing of all learner interactions, e.g. time spent on a question
-       Student reporting
-       E-commerce reporting
-       Grading and progress reports
-       Content and item analysis, and much more

SWIFT

Based on years of international research and an award-winning design, SWIFT is at the heart of Gemini's eLearning solution. The key features of SWIFT are the unique Adaptive Learning Environment and Adaptive Testing Engine modeled on an individualized intelligent tutoring methodology. SWIFT uses adaptive testing and learner input to create individualized course paths, allowing learners to concentrate on content most relevant to their learning needs. As a result, learners absorb and retain more information in less time. The Adaptive Testing Engine uses unique algorithms that analyze learner responses to accurately determine mastery/ non-mastery of the course more efficiently than other testing methods.

SWIFT also provides an intuitive interface featuring:

Intelligent Tutoring
-       Works with SWIFT to generate the learner's adapted course
- Guides the learner through their adapted course to ensure learning objectives are met
-       Continuously adapts the course path as the learner progresses
-       Tracks the learner when they choose to navigate independently
-       Maintains the learner's location to pick up where they left off
- Records extensive statistical data for research and performance analysis
-       Provides explanatory feedback that increases knowledge retention

Course Map
- Motivates the learner by indicating progress, achievements and percentage of course completed
-       Provides graphical representation of their adapted course
-       Allows independent navigation

SWIFT Author 1.0

	SWIFT Author reduces development time by at least 70 percent. SWIFT Author provides:
-       XML/DHTML/HTML compatible content,
-       integrated wizards,
-       question builders,
-       seven question types,
-       pluggable interfaces for diverse audiences, and
-       Internationalization capabilities.

The SWIFT Author uses XML (eXtensible Markup Language) for course content representation.

Gemini's use of XML:

- Provides an embedded, pedagogically sound course structure that supports solid instructional design,
-       Decreases development time by at least 30%,
- Makes collaborative development easier, more efficient, and consistent,
- Allows course authors to use their favorite tools to create content,
-       Supports content interchange,
- Lets authors leverage their existing XML content into SWIFT Authored courses, and
-       Lets authors re-publish SWIFT course content elsewhere.

Target Market
Gemini is targeted at organizations that create their own specialized training programs and want to evolve into the eLearning industry.

Gemini's Competitive Advantages and Market Strategy

Key Differentiators:

- R&D in distance education since 1991, Internet-based since 1995, and web-based since 1998.

- Based on years of international research and an award winning design, SWIFT is an intelligent tutoring system (ITS) that is comprised of an Adaptive Learning Environment and Adaptive Testing Engine. SWIFT features extensive testing capabilities including adaptive testing, mandatory questions, and fixed-length testing for online certification, as well as having the ability to set seven different question types, including short answer, and feedback specific to learner interaction.

- SWIFT Author is the only XML-based tool that allows content to be easily authored without any training or programming require reducing time to market by 70 per cent and more. SWIFT Author also provides an efficient method for managing, updating and re-purposing existing course content, resulting in leveraged investment over time.

-       SWIFT courses can be easily updated and revised in real time.

- Provides multiple delivery platforms including CDROM using the same course.

- Supports full internationalization capabilities for single and double byte character formats.

- All in-house product development allows for full control of features, branding and integration with other systems (including ERP or Enterprise LMSs.)


- Gemini's unique business model should create, management believes, a recurring revenue stream as opposed to a onetime upfront fee. This strategy reduces the sales cycle significantly and creates potentially higher recurring profits with each client. This model also increases the potential market penetration to include mid and small organizations.

- Gemini's eLearning products are upwardly compatible, ensuring that clients benefit over time from Gemini's ongoing R&D. This is of the utmost significance as the technology is continually being improved and enhanced as new technologies and learning sciences evolve. Our clients receive that ongoing benefit further enabling Gemini to maintain a very close mutually beneficial client relationship.

Licensing And Consulting Fees

The Gemini eLearning solution includes the SWIFT Technology, GeMS 5.1 (Gemini eLearning Management System), and the SWIFT Author 5.0. Gemini's licensing fees are based on Learner Course Units (LCUs). LCUs reflect the number of courses taken, regardless of the number of learners. For example, one learner taking ten courses equals ten LCUs, and five learners taking two courses each also equal ten LCUs.

Number of LCUs                      Cost per LCU
1 to 5                              Free
6 to 250*                           $20*
251 to 1,000                        $19
1,001 to 2,500                      $18
2,501 to 5,000                      $17
5,001 to 10,000                     $16
10,001 to 20,000                    $15
20,001 to 50,000                    $14
50,001 to 100,000                   $13
100,000 +                           $12

*Minimum License Fee: The minimum License Fee is 250 LCUs or $5,000. Additional licenses can then be purchased on a per learner basis.

Consulting and Development Services

	Ranging from $65 to $150 per hour our consulting services include:

-       Instructional Design
-       User interface branding
-       Course content development
-       Conversion of existing instructor-led training material
-       Course assessment and recommendations
- Multimedia development (streaming video/audio, flash animation, etc.)
-       Systems integration
-       Infrastructure recommendations

ASP Hosting Services

ASP Hosting fees are billed on a monthly basis and vary in cost depending on the bandwidth requirements.

Course Consulting Services

Gemini offers full course consulting, technical, and ASP hosting services. Our philosophy is to develop long-term partnering relationships with our clients. We start with a "try before you buy" approach that allows clients to test our solutions. Our commitment to meet our clients' eLearning needs is further demonstrated through the provision of the most appropriate advanced technology, skilled personnel, and customization of our eLearning solution. Through client participation and an ongoing performance improvement program, we ensure that our solution continues to evolve to meet our clients' future eLearning requirements.

Gemini identifies, assesses, and meets our clients' eLearning needs with a wide range of services using an ISO 9000 based performance improvement system that includes:

-       Identification and fulfillment of client requirements
-       Demonstrating client satisfaction, and
-       Analysis and continual performance improvement.

Services

-       Course content development
-       Instructional design
-       Course assessments
-       Integration and development of multimedia technologies
-       User interface branding

Technical

-       System integration
-       Infrastructure recommendation

ASP Hosting

With over 10 years of industry experience, Gemini has the expertise to deploy and manage a complete eLearning solution for our clients. The Gemini ASP (Application Service Provider) Hosting Service includes access to our highly qualified IT team, enabling our clients to accelerate their own products/services into the marketplace.

-       Tier 1 hardware
-       High speed network connectivity
-       Registration and authentication
        Security and scalability

Future Products - SAGE - Structured and Guided Educator

SAGE 1.0 - leverages the SWIFT Author, GeMS, and investments in content by providing course authors, training managers and organizations with the ability to capture knowledge and re-use it for a wide range of supplementary learning resources, applications, and continuous improvement.

Xmap - leverages content created or imported into the SWIFT Author by mapping to other XML DTDs (Document Type Definitions) created by Gemini, including:

-       IETMs (Interactive Electronic Training Manuals)
-       Instructor manuals
-       Learner manuals
-       Online help systems
-       Fixed length tests (on and off line)
-       Adaptive tests (on line only, Xpert capable)

Xaminer - Examines data collected by GeMS and provides valuable reporting of:

-       Question performance (raw)
-       Test performance (raw) by pool
-       Cross-analysis (question performance against student performance)
-       Item analysis
-       Discrimination indices
-       Difficulty assessment/weighting
-       Path analysis


Market For Products

Gemini is focused on the rapidly expanding eLearning market. In 1999, IDC estimated the eLearning market to reach $2 billion in revenues by 2000, and climb to $11.3 billion by 2003. New figures from Merrill Lynch indicate that the market actually hit 3.5 billion in 2000 - nearly double the forecast made the year earlier. Merrill Lynch is estimating this industry to grow to $25 billion by 2003.

eLearning involves bringing learning to the people rather than people to the learning. eLearning uses the power of networks and digital content to make learning faster and easier, and allows for delivery in multiple formats and extensive management of the learning experience. Centralized training programs are expensive and disruptive for personnel that are distributed over a wide geographical area. Additionally, increased diversity in today's workforces means that learning needs to be easily customizable rather than one-size-fits-all. eLearning helps to solve these dilemmas as well as to improve companies' sales, production, quality, and customer service. It cuts training time and costs, however, eLearning is really about much more than Return-On-Investment. It is about full utilization of a company's resources. This is why companies are now adopting eLearning at an unprecedented pace.

Gemini is very well positioned, management believes, to thrive in this rapidly expanding market. More than 75% of corporate training is created in house, yet the majority of eLearning authoring tools are exceptionally difficult to master and require significant programming skills. Gemini's newest product, SWIFT Author, eliminates training and programming requirements and decreases time to market by 70 percent and more compared to their closest competitor. The company believes that with the launch of SWIFT Author, Gemini's eLearning solution will sell itself. Therefore, the company has implemented a unique business model that provides a "try before you buy" approach. This strategy reduces the sales cycle dramatically and sets the company apart from their closest competitor who cannot compete due to the limitation of their technologies. Gemini is also launching an online marketplace for the resale of courses created in SWIFT Author by third party content developers which will allow Gemini to enter the content arena without cross channel conflict.
Approximately 70% of eLearning companies are less that two years old, Gemini is a ten- year pioneer in the industry. Coupled with a significant technological advantage over its competitors and a client-driven marketing strategy, Gemini is poised to become a dominant player in the eLearning arena.

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

SWIFT                                       Authoring Tools

SGML-based, leverage investment over        HTML-based
time
Designed for use by course content
creators, requires content only
Development is from scratch
CBT interface (Learning Environment) is     Requires expertise in HCI,
built-in - virtually no learning curve, no  programming, project mgmt,
software teams or programmers required      pedagogy...


Reduces development time and costs by       Averages 200 - 250 hours of
about 70%.                                  development for every hour of
                                            finished product.

Provides delivery on CD-ROM, Intranet and   Requires development from
Internet                                    scratch for
                                            each delivery format

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


SWIFT LE                                    Other Learning Environment

Adaptive learning environment and           No adaptivity
adaptive testing algorithms

Internationally awarded intelligent         Virtually no pedagogy
tutoring system (Ed Media '95; World
Conference on Educational Multi-Media
and Hypermedia)

Effectiveness backed by years of            Lead by the nose training
international R&D and usability studies

Management feels that the SWIFT Technology effectively gives Gemini a differentiable new technology, which has no direct competition. As can be seen from the table presented above, SWIFT and SWIFT LE bear little resemblance to the competition in the marketplace except for the fact that the end user product is somewhat similar. What must be remembered is that Gemini is primarily marketing a delivery system, not a particular product. Indeed, most competitors in the industry could market their products using the SWIFT system for product delivery. In this respect one is drawn to the logical conclusion that Gemini, with respect to its base technology, has no direct competitors.

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

Further Information with respect to Gemini and the Company:

Number of Total Employees and Number of Full Time Employee

Gemini has 14 full time employees, and no part time employees. Salient has two full time employees.

Description of Real Estate and Operating Data

Gemini currently rents approximately 2,104 square feet for its staff, at 11th Floor, 736 - 8th Avenue S.W., Calgary, Alberta T2P 1H4, Canada, with a rent of $7,890 per anum. The Company and Gemini both maintain rented facilities at 1999 Lincoln Drive, Suite 202, Sarasota, FL. 34236.


Management is of the opinion that its current facilities are adequate for its immediate needs. As the Company's business increases, additional facilities may be required, however the current facilities are expected to suffice until after December 31, 2001.


Equipment

The fixed assets of Gemini, as valued for accounting purposes have a depreciated book value of $25,465, and an non-depreciated book value of $31,215. The assets are principally comprised of computers, computer equipment, and software, along with office furniture. The Company has equipment with a depreciated book value of $1,444, and an undepreciated book value of $1,975.

Investment Policies

The Company has no investment policies with respect to investments in real estate or interests in real estate or investments in real estate mortgages.

Operating Subsidiaries of the Company

The Company has two operating subsidiaries, Futronix, Inc., and Gemini Learning Systems, Inc.


Item 2	PROPERTIES.

FUTRONIX, INC. is located in Suncoast Industrial Park, Homosassa, Florida and presently occupies two main buildings, and several support and storage buildings totaling 35,000 sq. ft. Approximately 40 acres of adjacent industrial property is owned by Salient and is available for expansion as required. The facilities are provided from Salient.

Gemini currently rents approximately 2,104 square feet for its staff, at 11th Floor, 736 - 8th Avenue S.W., Calgary, Alberta T2P 1H4, Canada, with a rent of $7,890 per anum. The Company and Gemini both maintain rented facilities at 1999 Lincoln Drive, Suite 202, Sarasota, FL. 34236.

Management is of the opinion that its current facilities are adequate for its immediate needs. As the Company's business increases, additional facilities may be required, however the current facilities are expected to suffice until after December 31, 2001.

Item 3	LEGAL PROCEEDINGS.



Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

	NONE.


                                PART II

Item 5	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
	STOCKHOLDER MATTERS.

Common and Preferred Stock

Salient Cybertech, Inc. is authorized to issue 100,000,000 shares in our capital stock, with a par value of $.001 per share, divided into 80,000,000 Common Shares and 20,000,000 Preferred Shares. On December 31 2000 there were 7,424,904 shares of Common Stock outstanding and held of record by 691 persons. The holders of Common Stock have one vote per share on all matters (including election of directors) without provision for cumulative voting. Thus, holders of more than fifty percent (50%) of the shares voting for the election of directors can elect all of the directors, if they choose to do so. The Common Stock currently is not redeemable and has no conversion or pre-emptive rights. The Common Stock currently outstanding is (and the Shares being issued pursuant to this prospectus will be) validly issued, fully paid and non-assessable.

In the event of liquidation, holders of Common Stock will share equally in any balance of our assets available for distribution to them after satisfaction of creditors and the holders of our senior securities. We may pay dividends, in cash or in securities or other property when and as declared by the board of directors from funds legally available therefor, but has paid no cash dividends on its Common Stock.

The Company is authorized to issue 20,000,000 Preferred Shares, with no par value. Currently there are, issued and outstanding, 20 Preferred Convertible Shares, each share convertible into 1,500,000 Common Shares. The 20 Preferred Convertible Shares are held by Paul Sloan, our President and CEO, and Larry Provost.

                                Debenture

On November 14, 2000 we issued a Convertible Debenture to Haines Avenue, LLC., a Cayman Island Limited Liability Company, in the aggregate principal amount of $1,000,000. An additional Convertible Debenture in the aggregate principal amount of $1,000,000 will be issued to Haines upon effectiveness of the registration statement of which this prospectus forms a part.

The terms of the Debenture, as delineated in the Debenture and the Debenture Purchase Agreement are as follows:

THE DEBENTURE

On November 14, 2000 a Convertible Debenture was issued to Haines
Avenue, LLC. in the aggregate principal amount of $1,000,000. An additional Convertible Debenture in the aggregate principal amount of $1,000,000 will be issued to Haines upon effectiveness of the registration statement of which this prospectus forms a part.

The Debenture bears interest both before as well as after maturity at the rate of 8% per anum, with interest payable quarterly, on March 31, June 30, September 30, and December 31 of each year to maturity. Maturity is defined as November 14, 2003, at which time all outstanding principal and accrued and unpaid interest shall be due and payable. Interest was deemed to commence on October 30, 2000.

The Debenture is fully assignable and divisible, and the holder of all or part of the Debenture ("Holder"), is deemed to have all the rights and obligations of the original Holder, Haines Avenue, LLC.

MATURITY DATE		November 14, 2003.

INTEREST RATE;
PAYMENT DATES,
PAYMENT MODE

Debenture bears interest at the rate of 8% per anum, with interest payable quarterly, on March 31, June 30, September 30, and December
31 of each year to maturity. At maturity all outstanding principal and accrued and unpaid interest becomes due and payable. Interest was deemed to commence on October 30, 2000.

Payment of interest may be by cash, or in shares of the common stock of Salient. If the payment is in stock, the calculated price per share shall be $0.90 or 80% of the average of the lowest price over any 3 of the last
10 trading days prior to the payment date, whichever is lower.

RANKING

The Debenture is a Senior Security, and we nor any of our subsidiaries is permitted to issue any debt security senior to the Debenture.

OPTIONAL REDEMPTION

We have the right at all times and any time, upon seven trading days' notice to Haines, to prepay all or a portion of the Debentures. We may pre-pay at a cash price equal to the greater of (a) principal plus outstanding interest, and (b) a formula utilizing the price of the shares in the marketplace. The prepayment price also includes all amounts due and outstanding pursuant to the terms of the Debenture. We may only utilize this prepayment option if the shares issued are freely tradable and not subject to the volume restrictions of Rule 144(k); and the shares are quoted on the OTC or are traded on a major exchange.

CONVERSION RIGHTS

The Holder of a Debenture may at any time convert the Debenture, or a portion of it to our common shares. The conversion price is equal to either $.90 or 80% of the average of the lowest price over any 3 of the last 10 trading days prior to the payment date, whichever is lower.

LIMITATIONS ON
CONVERSION RIGHTS

The Holder may not exercise his conversion rights if in doing so he will be the beneficial owner of more than 4.999% of our common stock.

CERTAIN COVENANTS

The Debenture contains certain covenants that provide for monetary penalties in the event that registration, issuance of shares, or payment of amounts due are not carried out in a defined timely manner.


The conversion price will be adjusted if there is any dividend, stock dividend, or other distribution or dilution of our common stock, or in the event shares or warrants are offered to our shareholders at a price lower than the conversion price for Holders of the Debentures.


EVENTS OF DEFAULT
AND REMEDIES

If we default under the Debenture, the Holder may declare all principal and interest on the Debenture immediately due and payable.

If we default, all sums due under the Debenture become due and owing, and there is a penalty imposed equal to 20% of the outstanding principal.

USE OF PROCEEDS
OF DEBENTURE

The proceeds are to be used for working capital, and may not be used to pay off liens, judgments, mortgages, or to retract common shares.

VESTING WARRANT

When the Debenture was issued, Haines received a Vesting Warrant.
This warrant is exercisable until November 14, 2005, and entitles Haines to convert any amounts owed to Haines due to a default by us or at maturity the Debenture, into common shares. The exercise price is equal to the closing price of the common shares on the day preceding the vesting of the warrants. The price is adjustable downward if our shareholders are offered shares at a lower price. Upon vesting, the Vesting Warrants are assignable and divisible.

CLOSING WARRANT

When the Debenture was issued, we gave an assignable, divisible warrant for 423,729 shares in our common stock. The warrant is exercisable until November 14, 2005. The exercise price is $0.90 per share, adjustable downward if our shareholders are offered shares at a lower price.


REGISTRATION RIGHTS

We must register all shares issuable pursuant to the terms of the Debenture and Closing Warrant with the S. E. C. as soon as possible after the issue of the Debenture.

                    Securities Purchase Agreement

The Securities Purchase Agreement (the "Agreement"), executed between Salient and Haines Avenue, LLC. On November 14, 2000, entitles Salient to sell on notice to Haines between $2,500,000 and $10,000,000 in shares of common stock (the PUT Shares). In the event that the aggregate of PUT Shares does not equal $2,500,000, Haines shall have the difference between the value of the PUT Shares and $2,500,000 in Warrants (See Vesting Warrants, Below). The Agreement terminates 24 months after the effective date of the registration statement of which this Prospectus forms a part, upon the purchase of $10,000,000 by Haines, or upon the earlier termination pursuant to the terms of the Agreement.

The key terms of the Agreement are disclosed below:

PUT SHARES

We may, by notice to Haines, or its assign or assigns (the "Investor"), require the Investor to purchase shares in our common stock (the PUT Shares"). Each notice must be for a minimum of $50,000 and a maximum equal to the lesser of (x) $2,000,000 and (y) 150% of the weighted average daily price for the twenty Trading Day period prior to the Date of Notice multiplied by the weighted average trading volume for such twenty Trading Day period.

The Put Shares are fully assignable and divisible on issue.

TERMINATION

The Agreement terminates 24 months after the effective date of the registration statement, upon the purchase of $10,000,000 in shares by Haines, or upon the earlier termination pursuant to the terms of the Agreement.

CALCULATION OF
THE PRICE OF THE
PUT SHARES

The price per share of the PUT Shares is equal to 90% of the average market price of the shares of Salient's common stock over the 10 days after the notice to Haines requiring the purchase of PUT Shares.

CERTAIN CONDITIONS
PRECEDENT TO REQUEST
FOR PUT SHARES, AND
PUT SHARE PRICE
ADJUSTMENTS

The price for the PUT Shares will be adjusted downward if shares of common stock or warrants for share purchases provide for a price lower than the price to be paid by Haines.

The following are some of the major conditions that must be met before Salient can require a purchase of PUT Shares:

(1)	Representations and Warranties.  Our representations and
warranties must be true and correct on the date the PUT Shares are paid for or purchase of PUT Shares requested. These representations and warranties include definitive statements concerning liquidity, no materially adverse changes, properly prepared financial statements, all filings timely made and complete, no stoppage in trading on any exchange or quotation system, and a valid and effective registration statement for all PUT
Shares are

(2)	Performance by Us.  We must comply all covenants and
agreements required by the Transaction Documents (as defined in the Agreement).

(3)	Opinion of Counsel.  We must supply the Investor with a Legal
Opinion respecting the shares to be purchased.

(4)	Certification. Our Chief Executive Officer must certify that all terms and conditions of the Agreement have been met and are continuing to be met.

(5)	Transfer Agent.  The Investor shall have received satisfactory evidence of Salient's delivery to its transfer agent for the Common Stock of instructions and legal opinion meeting the requirements of the Agreement and acceptable to such transfer agent.

(6)	Registration Statement.

(i) 	The Registration Statement must be declared effective by the
S.E.C. (the "Commission") prior to our issuing stock to the Investor. The Registration Statement must remain current for each draw down.

(ii)	The S. E. C. or NASD cannot take any action against us, or
threaten action.

(iii)	The Registration Statement must contain only true facts.

(iv)	We cannot have knowledge of any fact which would render the
Registration Statement ineffective within 30 days of any draw down.

(7)	Adverse Changes.  There can be no materially adverse fact or occurrence since the earlier of (i) the date of filing of Salient's most recent SEC Document and (ii) the last sale of PUT Shares.

(8)	No Suspension of Trading In or Delisting of Common Stock.

(9)	Principal Market Requirements; Compliance.  We must insure
all PUT Shares are tradable on NASDAQ OTC BB.

(10)	Timing.  There must be at least 15 days between drawdowns.

(11)	Closing Threshold.  We must have a total trading volume of
$50,000 for the ten days preceding any drawdown.

(12)	The Debenture must be in good standing,



CERTAIN COVENANTS

The Agreement contains certain covenants that provide for monetary penalties if we do not comply with the terms and condition of the Agreement.

If we offer any party shares at a price lower than being paid by the Investor, then the Investor will pay the lower price.

EVENTS OF DEFAULT
AND REMEDIES

If we default on this Agreement the Investor may declare all sums, including but not limited to attorney fees and penalties due and owing immediately.

If we default, any sums owing the Investor may be converted to shares issuable pursuant to the Vesting Warrant (see, "Vesting Warrant", below).

USE OF PROCEEDS

The proceeds from the purchase of PUT Shares are to be used for working capital, and may not be used to pay off liens, judgments, mortgages, or to retract common shares.

VESTING WARRANT

At the time of the execution of the Agreement, the Investor received a Vesting Warrant. This warrant is exerciseable until November 14, 2005.

The Warrant entitles the Investor to convert any amounts owed by us to the Investor into common shares. The exercise price is equal to the closing price of the common shares on the day preceding the vesting of the warrant. The price is adjustable downward in the event our shareholders are offered shares at a lower price. Upon vesting, the Vesting Warrants are assignable and divisible. The number of shares represented by the warrant equal the exercise price divided by sum or sums owed.

CLOSING WARRANT

At closing the Investor received an assignable, divisible warrant exercisable until November 14, 2005, for 750,000 shares in our common stock. The exercise price is 125% of the price per PUT Share. The exercise price is adjustable downward in the event our shareholders are offered shares at a lower price. The Investor will receive a warrant for a further 150,000 shares upon the purchase of each $1,000,000 worth of PUT Shares by the Investor.


REGISTRATION RIGHTS

We must register all shares issuable pursuant to the terms of the Debenture and Closing Warrant with the S. E. C. as soon as possible after the issue of the Debenture.

Market Information.

Our common stock is traded on the NASD over the counter Bulletin Board, symbol SLEL. Trading began on June 18, 1998. The range for each quarter quoted reflect inter-dealer prices and may not represent actual transactions.

Quarter         Year            Low     High      Volume
June            1998            $0.8750 $3.0000    36,000
Third 		1998		$2.6875	$5.0000	  315,000
Fourth		1998		$2.2500	$4.5000	  413,000

First		1999		$1.3125	$3.3125	1,505,900
Second		1999		$0.3125	$2.9375	2,530,000
Third		1999		$0.1875	$0.6250	1,566,200
Fourth          1999            $0.1875 $1.7500   194,600

First		2000		$0.9375	$9.8750	4,917,200
Second		2000		$2.0625	$6.1875	3,420,700
Third		2000		$3.3750	$5.2500	4,644,100

October 	2000		$1.0100	$3.7500	1,589,900
November	2000		$0.3750	$1.1875	1,310,571
December        2000            $0.21     $0.46 1,135,000

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
	CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis relate to factors which have affected the financial condition and results of our operations for its years ended December 31, 1999, and December 31, 2000.

On September 24, 1999, the Company purchased 100% of all the outstanding shares of Gemini, as fully described in Material Events, below. As a result of the aforementioned transaction, the Company gained Gemini, whose activities are fully described herein.

On May 23, 2000, the Company purchased 100% of all the outstanding shares of Futronix, as fully described in Material Events, below. As a result of the aforementioned transaction, the Company gained Futronix, whose activities are fully described herein.

Discussion of Financial Information

The discussion respecting our financial position utilizes the audited consolidated financial statements attached to this Report for the fiscal years ended December 31, 2000 and 1999.

Operating revenues increased by $2.56 million from $9,567 for the fiscal year ended December 31, 2000 as compared to the previous fiscal year. Revenues for the period ending December 31, 2000 were $2,563,228 as compared to $9,567 for the period ending December 31, 1999. The main reason for the increase was the purchase of Futronix and the addition of its revenue to that of Salient-Gemini.

Gross profit for the fiscal year ended December 31, 200 increased to $150,409 from $9,567 for the fiscal year ended December 31, 1999. It is of note that the cost of sales was over 95% of revenues in 2000. This is primarily the result of Futronix totally restructuring its marketing thrust to turn-key manufacturing. Management believes this ratio will reduce to about 80% of sales in future years.

General and administrative expenses were $3,755,889 for the fiscal year ended December 31, 2000, as compared to $244,033 for the same period in 1999. This large increase in general and administrative expenses for the period in 2000 is mostly due to the expansion of Gemini and commencement of sales activity in Gemini, as well as the restructuring of Futronix to a turn-key manufacturing operation. In addition, the costs costs, professional fees, and contract services and expenses directly attributable to the purchase of Futronix were also a significant one-time expense in 2000. Interest expenses increased, and are expected to continue to increase as interest accrues and future debt is incurred.

The net loss for the fiscal year ended December 31, 2000 was $3,929,215 or ($0.84) per share based on 7,424,904 shares outstanding, as compared to a net loss for the fiscal year ended December 31, 1999 of $242,174, or ($0.16) per share. The net loss for the period is primarily attributed to insufficient level of revenue generated by the Company, and expenditures in developing the product lines of both subsidiaries.

On December 31, 2000, the cash and investment certificate position of the Company was $681,828. Current assets on December 31, 2000 were $1,906,024.

Material Events

On December 6, 1997, Sloan Electronics, Inc. merged with us to form a Delaware corporation, continuing under the name, Sloan Electronics, Inc.

On May 22, 1999, our Board of Directors, pursuant to a vote of shareholders at the annual meeting on the same date, authorized the issuance of 10 Preferred Convertible Shares to our president, Paul Sloan, and ten shares to Larry Provost, each convertible into 1,500,000 common shares, as an anti- takeover measure and a measure to insure the continuity of management.

On September 24, 1999, we acquired a 100% interest in Gemini Learning Systems, Inc. from its sole shareholder, Kim Adolphe, in exchange for 20,000,000 shares in our common stock. Ms. Adolphe agreed to remain as president of Gemini, and was voted to our Board of Directors.

In November of 1999, our shares were reverse split, with one share being issued for every 10 shares currently held.

On May 23, 2000, we purchased all the outstanding shares in Futronix, Inc. in exchange for 250,000 shares in our common stock to each of the two shareholders in that company, Nevin Jenkins and Rande Newberry. Mssrs. Jenkins and Newberry agreed to remain with the subsidiary as president and vice president, respectively. The Agreement also provided for the infusion of working capital, and additional shares to be issued if certain revenue levels were attained. To date, $750,000 in capital has been infused.

During the month of March, 2000, 675,000 shares of common stock subject to Rule 144 as promulgated under the Securities Act of 1933 were sold via private placement at a price of $1.00 per share to raise working capital for Salient. The transactions were with non-affiliates of Salient, and exempt from registration through reliance on Section 4(2) of the Securities Act of 1933.

On November 14, 2000 we entered a Debenture and Securities Purchase Agreement to insure our capital needs in the foreseeable future (See Debenture and Securities Purchase Agreement at page 19 above).

Liquidity

We believe that we have the cash funds and necessary liquidity to meet the needs of the company over the next year.

To insure adequate funds availability over the next year we entered into a Debenture Agreement and a Share Purchase Agreement on November 14, 2000, providing a total of $4,500,000 to $12,000,000 to the company as working capital. (See "Debenture" and "Securities Purchase Agreement", above, at page 19)

Accounting Policies and Procedures

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

Fixed Assets

Fixed assets are valued based on their depreciated value. Depreciation is calculated using the straight-line method.

Principles of Consolidation

All Financial Statements are produced on a consolidated basis.

Statement Re: Computation of Earnings Per Share

The Company has a simple capital structure as defined by APB Opinion Number 15. Accordingly, earnings per share is calculated by dividing net income by the weighted average shares outstanding.


<PAGE  24


Provision for Income Taxes

Provisions for income tax are computed quarterly using the guidelines as defined in the Federal and State Statutes.

The Company's Immediate Capital Requirements

	 (For discussion, see "Liquidity", above).

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	Included at Pages 35 through 66 hereof.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE.

The firm of Stan J.H. Lee and Company PA (SLC) audited the financial statements of the Company for the fiscal year ended Dec. 31, 1999 through June 30, 2000. On January 12, 2001, pursuant to a vote of the Board of Directors, the firm of Bobbitt, Pittenger & Company was selected to audit the financial statements of the Company for the year ended Dec. 31, 2000.

The report of SLC on the Company's financial statements for the previous year did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the entire period of the engagement of SLC, through June. 30, 2000, there had been no disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to SLC's satisfaction, would have caused SLC to make reference in connection with its reports to the subject matter of the disagreement.

PART III

Item 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth the names and ages of all the Directors and Executive Officers of the Company, positions held by such person, length of service, when first elected or appointed and term of office.

				First Elected
                                or Appointed/Term      Position
Name			Age	Position

Paul A. Sloan           42      1997                   President, Chief
                                                       Executive
                                                       Officer and Director.

Larry Provost*          51      1997                   Chairman of the
                                                       Board of Directors,
                                                       Secretary, Treasurer
                                                       and Chief Financial
                                                       Officer.

James Vondra            60      1997                   Director

Kim Adolphe             42      1999                   Director, President
                                                       of Subsidiary
                                                       (Gemini Learning
                                                       Systems, Inc.)

Jim Marquis             58      1999                   Director

Todd Finch*             34      1999                   Director
___________________
*Retired in 2000

Biographies of Directors, Officers and Officers Nominees.

Mr. Paul A. Sloan is Chairman, President, Chief Executive Officer and a Director of the Company. Mr. Sloan was President of Sloan Electronics, Inc., and had been President, CEO and a director since its inception in 1990. Mr. Sloan co-founded Vorec Corporation in 1986 and served as design team leader.

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

Mrs. Kim Adolphe is a Director. For the past 5 years, she has been President and CEO of Gemini. Mrs. Adolphe runs Gemini on a day-to-day basis. Her role is to oversee the strategic direction of the company and to ensure that the people and processes to accomplish Gemini's corporate objectives are in place. She has held this position continuously, on a full time basis, since 1990.

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

Mr. Todd Finch is a Director. He has extensive internet experience while holding the position of the President of Netscape Canada. He was also involved in the formation of the Sun-Netscape Alliance of Canada. He retired in 2000.

Item 11 	EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

The Directors received no cash compensation in 2000, but did receive the following stock options during 2000:

Name           	Amount      Exercise Price       Term     Amount Exercised

Mr. Sloan     	35,000     	1.44 	    	  5 yr.        	0
Mrs. Adolphe	25,000		1.44		  5 yr.		0
Mr. Vondra  	10,000      	1.12  	   	10 yr.        	0
Mr. Marquis    	10,000      	1.12  	   	10 yr.        	0
______________

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

Summary Compensation Table:

Name and Principle                                  All Other Compensation
Position                        Year    Salary      Pecuniary        Shares
Paul Sloan, Chairman            2000    $150,000(1)               35,000(4)
President, Chief                1999      78,000(2)               50,000(4)
Executive Officer               1998      60,000(3)               20,000(4)
And Director

Melanie Meer                    2000      25,000(5)               10,000(4)

Jim Vondra                      2000                              10,000(4)
Director                        1999                              10,000(4)
                                1998                              10,000(4)

Kim Adolphe                     2000    $153,000(6)               25,000(4)
Director, and President         1999     123,000(6)            2,000,000(7)
of Subsidiary                   1998      70,000(6)

James Marquis                   2000                              10,000(4)
                                1999                              10,000(4)

Todd Finch*                     2000                              10,000(4)
_____________
* Retired in June, 2000.
(1) Mr. Sloan's salary as full time President of December 31, 2000. This amount is accrued and payable by the Company
(2) Mr. Sloan received $0 as of December 31, 1999. This amount is accrued and payable by the Company. Mr. Sloan received 10 shares of preferred convertible stock, each share convertible into 1,500,000 common shares.
(3) Mr. Sloan received $25,000 as of December 31, 1998. The balance of $35,000 is accrued and payable by the Company.
(4) Shares in stock option plan (unexercised).
(5) Salary for in-house accounting.
(6) Salary and auto expenses received from Subsidiary. This is consolidated and carried back two years, even though the Subsidiary was only purchased in September, 1999.
(7) Shares received as compensation for the purchase of Gemini. The original sale price was 20,000,000 shares, which were subject to the 1 for 10 reverse split in November, 1999,

In addition, the Company may award stock options to key employees, members of management, directors and consultants under stock option programs as bonuses based on service and performance.

Item 12	Security Ownership of Certain Beneficial Owners and Management

Parents of the Company

The following table discloses all persons who are parent of the Company (as such term is defined in Securities and Exchange Commission Regulation
C), showing the basis of control and as to each parent, the percentage of voting securities owned or other basis of control by its immediate parent if any.

                 Name and Address       Amount and Nature of    Percent
Title of Class   of Beneficial Owner    Beneficial Ownership    of Class

Common Stock     Paul Sloan             207,504                 6.6%
                 4266 Higel Ave.        Record and Beneficial
                 Sarasota FL  34242     Owner

Common Stock     Kim Adolphe            1,896,000              25.3%
                 Site 38 RR# 12         Record and Beneficial
                 Calgary Alta. T3E 6W5  Owner

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

Principal Stockholders

	As of December 31, 1999, the following persons (including any "group" are, based on information available to the Company, beneficial owners of more than five percent of the Company's common stock
(its only class of voting securities):

                 Name and Address       Amount and Nature of   Percent
Title of Class   of Beneficial Owner    Beneficial Ownership   of Class

Common Stock     Paul Sloan             207,504                 6.6%
                 4266 Higel Ave.        Record and Beneficial
                 Sarasota FL  34242     Owner

Common Stock     Kim Adolphe            1,896,000              25.3%
                 Site 38 RR# 12         Record and Beneficial
                 Calgary Alta. T3E 6W5  Owner

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

                 Name and Address       Amount and Nature of   Percent
Title of Class   of Beneficial Owner    Beneficial Ownership   of Class

Common Stock     Larry Provost(a)(b)    132,750                1.8%
                 116 Teatown Rd.        Record and Beneficial
                 Croton, NY  10520      Owner

Common Stock     Paul Sloan(b)          207,504                2.7%
                 4266 Higel Ave.        Record and Beneficial
                 Sarasota FL  34242     Owner

Common Stock     James Vondra           42,476                 0.6%
                 216 Overcrest Dr.      Record and Beneficial
                 Benbrook TX  76126     Owner

Common Stock     Kim Adolphe            2,000,000             25.3%
                 Site 38 RR# 12         Record and Beneficial
                 Calgary Alta. T3E 6W5  Owner

                 All Directors &
                 Officers               2,278,730             30.4%
                 as a group (5 persons)
_______________________________________

(a) Mr. Provost retired from all positions in February, 2000. The holdings represent his holdings at the time of his resignation. Mr. Provost currently holds 35,000 shares in our common stock. (b) Mr. Sloan and Mr. Provost also hold 10 preferred convertible shares each, each convertible into 1,500,000 common shares. These Shares were issued to them following the annual meeting in 1999 as a means of continuing current management and as an anti-dilutive measure.
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

Name and Principle                                 All Other Compensation
Position                        Year    Salary     Pecuniary        Shares

Larry Provost*(a)               1999   $78,000(3)                   50,000(4)
Chairman, Secretary             1998   $52,000(3)  $18,000(1)       20,000(4)
Treasurer and Chief             1997   $18,000                     196,350(2)
Financial Officer

Paul Sloan (a)                  2000   $125,000(3)                  25,000(4)
President, Chief                1999    $78,000(3)                  50,000(4)
Executive Officer               1998    $60,000(5)                  20,000(4)
and Director                    1997    $60,000(6)


Lester Cohen**                  1999                                10,000(4)
VP Marketing,                   1998                                10,000(4)
Director

Name and Principle                                 All Other Compensation
Position                        Year    Salary     Pecuniary        Shares

Michael Solomon***              1999                              10,000(4)
Senior VP                       1998                              10,000(4)
Director

Jim Vondra                      1999                              10,000(4)
Director                        1998                              10,000(4)

Kim Adolphe                     2000   $125,000(8)                25,000(4)
Director, and President         1999   $123,000(8)             2,000,000(9)
of Subsidiary                   1998     70,000(8)

James Marquis                   2000                              10,000(4)
Director                        1999                              10,000(4)

Nevin Jenkins                   2000                             250,000(10)
President of
Subsidiary

Rande Newberry                  2000                             250,000(10)
Vice-President
of Subsidiary
_____________
*  Retired from all positions in February, 2000.
**  Retired from all positions in May, 1999.
*** Retired in May, 1999.
(a) Mr. Sloan and Mr. Provost also hold 10 preferred convertible shares each, each convertible into 1,500,000 common shares. These Shares were issued to them following the annual meeting in 1999 as a means of continuing current management and as an anti-dilutive measure.

(1) Mr. Provost received a $18,000 stipend to cover the costs of maintaining an office.
(2) Mr. Provost received an aggregate of 196,350 shares as part of total compensation during fiscal year 1997.
(3) Mr. Provost and Mr. Sloan received $0 as of December 31, 1999. This amount is accrued and payable by the Company.
(4) Shares in stock option plan (unexercised, as of November 30, 2000).
(5) Mr. Sloan has received $25,000 as of December 31, 1998. The balance of $35,000 is accrued and payable by the Company.
(6) Mr. Sloan has received $40,000 as of December 31, 1997. The balance of $20,000 is accrued and payable by the Company.
(7) This represents one month's salary.
(8) Salary and auto expenses received from Subsidiary. This is consolidated and carried back two years, even though the Subsidiary was only purchased in September, 1999.
(9) Shares received as compensation for the purchase of Gemini. The original sale price was 20,000,000 shares, which were subject to the 1 for 10 reverse split in November, 1999,
(10) Shares received upon the purchase of Futronix by Salient.

                                  PART IV

Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
		FORM 8-K.

                (a)     The following documents are filed as a part of this
                        Report:

(1)	Financial Statement.  	The following Financial Statements are
filed as part of this Report:

											Page

Report of Independent Public Accountants.                               37

Balance Sheets: December 31, 2000, December 31, 1999.              38 & 39

Statements of Operations: Year Ended December 31, 2000,
Year Ended December 31, 1999.                                           40

Statements of Comprehensive Income: Year Ended December 31, 2000,
Year Ended December 31, 1999.                                           41

Statement of Stockholders' equity: December 31, 1999,
to December 31                                                     42 & 43

Statement of Cash Flows: Year Ended December 31, 1999,
Year Ended December 31, 1998.                                      44 & 45

Notes to Financial Statements.                                          46

(2)	Exhibits.		The following exhibits are filed as part
of this Report:


Exhibit No.   Item                                                  Page

27            Financial Data Schedule.

(3)	 Reports on Form 8-K filed in the fourth quarter and incorporated in the current Report on Form 10-KSB by Reference:

1.	 Report on Form 8-K filed on February 22, 2000, reporting the resignation of a director.

2.	 Report on Form 8-K filed on March 29, 2000 (amended on April 25,
2000), reporting the change of Accountants.

3.	 Report on Form 8-K filed on May 1, 2000, reporting the change of address.

4.	 Report on Form 8-K filed on May 5, 2000, reporting the executive employment agreement.

5.	 Report on Form 8-K filed on May 23, 2000, reporting the purchase of Futronix, Inc.

6.	 Report on Form 8-K filed on September 21, 2000, reporting the termination of consulting agreement.

7.	 Report on Form 8-K filed on November 22, 2000 (amended on November
28, 2000), reporting Debenture and Securities Purchase Agreement.

8.	 Report on Form 8-K filed on November 27, 2000, Gemini Contract with Nortel.

	SIGNATURES

	Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALIENT CYBERTECH, INC.


By		/s/ Paul Sloan /s/
		Paul Sloan, President and Director
		(Principal Executive Officer)

Date:	March 15, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


SALIENT CYBERTECH, INC.


By		/s/ Paul Sloan /s/
		Paul Sloan, President and Director
		(Principal Executive Officer)

Date:	March 15, 2001.

                           Salient Cybertech,  Inc.


                          Comparative Consolidated
                          Financial Statements and
                          Accountant's Audit Report
                           For the Years Ended

                         December 31, 2000 and 1999

                          Salient Cybertech, Inc.

                         COMPARATIVE CONSOLIDATED
                           FINANCIAL STATEMENTS

                        December 31, 2000 and 1999




TABLE OF CONTENTS
______________________________________________________________________


                                                                 Page

Accountant's Audit Report                                          35

Financial Statements:

     Balance Sheet                                            36 & 37

     Statements of Operations                                      38

     Statement of Comprehensive Income                             39

     Statement of Stockholder's Equity                        40 & 41

     Statements of Cash Flows                                 42 & 43

Notes to Financial Statements                                      44


______________________________________________________________________

Bobbitt, Pittenger & Company, P.A.
Certified Public Accountants
March 2, 2001

TO THE BOARD OF DIRECTORS
Salient Cybertech, Inc.
Sarasota, Florida

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have audited the accompanying consolidated balance sheet of Salient Cybertech, Inc., as of December 31, 2000, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
The statements of income, comprehensive income, changes in stockholders' equity and cash flows of Salient Cybertech, Inc., for the year December 31, 1999, before the restatement described in Note H, was audited by other auditors whose report dated March 25, 2000, expressed an unqualified opinion on those statements.

Except as discussed in the following paragraph, we conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Salient Cybertech, Inc. and its subsidiaries as of December 31, 2000 and the results of their operations and cash flows for the two year periods ending December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

We also audited the adjustments described in Note H that were applied to restate the 1999 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note L to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note L. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Bobbitt, Pittenger & Company/s/

Certified Public Accountants

605 Main Street, Suite 1010; Sarasota, FL. 34236
Telephone: 941-366-4450, Fax: 941-954-7508

                             SALIENT CYBERTECH, INC.

                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2000




ASSETS

Cash                                 $   588,291
Restricted cash                           93,537
Accounts receivable, net                 184,657
Inventory                              1,001,255
Prepaid legal fees                        23,438
Prepaid expenses                          14,846

TOTAL CURRENT ASSETS                   1,906,024

Equipment - net                        4,511,787

Goodwill, net                            188,538
Loan costs, net                           36,435
Other assets                               3,107

                                      $6,645,891





The accompanying notes are an integral part of these financial statements.

                            SALIENT CYBERTECH, INC.
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2000
                                    (con't)



LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current maturities of
long-term debt                       $   359,326
Accounts payable                       1,252,128
Accrued expenses                         543,625
        Accrued interest                 162,664
Notes payable - related party            469,284
TOTAL CURRENT LIABILITIES              2,787,027

LONG-TERM DEBT, less current
maturities                             2,334,460

TOTAL LIABILITIES                      5,121,487

STOCKHOLDERS' EQUITY
Common stock - authorized
80,000,000 shares; par
value $.001; issued and
outstanding,7,424,904 at
December 31, 2000.                         7,425
Preferred stock -
authorized 20 shares;
par value $.00, issued
and outstanding,
20 at December 31, 2000.
Each share convertible
into 1.5 million shares
of common stock
Additional paid-in capital             5,279,360
Accumulated other comprehensive
income                                     6,990
Accumulated deficit                   (3,769,371)

TOTAL STOCKHOLDERS' EQUITY             1,524,404

                                     $ 6,645,891

                             SALIENT CYBERTECH, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31,

                                           2000            1999


SALES                                $ 2,563,228     $     9,567
COST OF SALES                          2,412,819
GROSS PROFIT                             150,409           9,567

EXPENSES
Selling                                  139,308
General and administrative             3,755,889         244,033
Interest                                 174,840           7,708
                                       4,070,037         251,741

OPERATING LOSS                        (3,919,628)       (242,174)

OTHER INCOME                               9,979

OTHER EXPENSES                           (19,566)
LOSS BEFORE INCOME TAXES              (3,929,215)       (242,174)

INCOME TAXES                                   -               -

NET LOSS                             $(3,929,215)      $(242,174)
NET LOSS PER SHARE                   $     (0.84)      $   (0.16)



The accompanying notes are an integral part of these financial statements.

                                 SALIENT CYBERTECH, INC.
                        CONSOLIDATED STATEMENTS OF COMPREHENSIVE
                                          INCOME

                                  Year Ended December 31,


                                       2000               1999

NET INCOME                           $(3,929,215)      $(242,174)

Other comprehensive income
Currency translation adjustments           2,985           4,005

COMPREHENSIVE INCOME                 $(3,926,230)      $(238,169)



The accompanying notes are an integral part of these financial statements.

                             SALIENT CYBERTECH, INC.
                             CONSOLIDATED STATEMENT
                        OF CHANGES IN STOCKHOLDERS' EQUITY



                                           Accumulated
                      Additional              Other       Retained
              Common   Paid-in   Due from  Comprehensive  Earnings
              Stock    Capital    Officer     Income      Deficit      Total
Balance,
January 1,
1999        $  10,635 $  603,141 $ (33,565) $            $ (521,636) $ 58,575

Common
stock
issued          1,014  1,841,547                                    1,842,561

Reclass of
due from
officer                             33,565                             33,565

Net loss
prior to
acquisition                                            (1,290,214)(1,290,214)

Purchase of
Gemini
Learning
Systems, Inc.  20,000 (1,982,367)                        2,213,868    251,501

Syndication
costs                   (100,000)                                    (900,000)

Gain from
foreign
currency
translation                                    4,005                    4,005

1 for 10
stock split   (28,485)    28,485

Loss for
year 2000                                                (242,174)   (242,174)
_________

Balance,
December 31,
2000           $3,164 $  390,806             $4,005     $  159,844    $557,819

Common
stock sold      1,235  1,233,765                                     1,235,000

Common stock
issued for
compensation       71    285,085                                      285,156

Common stock
issued for
services        2,863 12,685,241                                  12,688,104

Syndication
costs                (12,510,943)                                (12,510,943)

Common and
preferred
stock issued
for purchase
of subsidiary      92  3,195,406                                    3,195,498

Gain on
foreign
currency
translation                                    2,985                    2,985

Net loss                                                (3,929,215)(3,929,215)

BALANCE,
December
31, 2000       $7,425 $5,279,360  $           $6,990    $(3,769,371)$1,524,404



The accompanying notes are an integral part of these financial statements.

                             SALIENT CYBERTECH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          YEARS ENDING DECEMBER 31,

                                            2000            1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                            $(3,929,215)       $(242,174)
Adjustments to reconcile
net loss to net cash
provided in operating
activities:
Depreciation                            470,499           47,533
        Amortization                    651,503
        Stock issued for compensation   285,156
Stock issued to purchase subsidiary   3,195,497
Stock issued for services, net of
syndication costs                       177,253
(Decrease) increase in operating assets:
Accounts receivable - net              (175,784)          40,046
Inventory                              (981,689)           7,605
Income taxes recoverable                (63,416)
Prepaid expenses                        (12,561)        (816,489)
Other assets                            398,435           (2,352)
(Increase) decrease in operating
liabilities:
Accounts payable                      1,148,768          (19,179)
Accrued expenses                        293,038          130,531
Accrued interest                         71,407           41,418

NET CASH PROVIDED BY
OPERATING ACTIVITIES                  1,592,307         (876,477)
CASH FLOWS USED BY INVESTING
ACTIVITIES
Purchase of property and
equipment                              (185,063)         (54,762)
Expenditures for research
and development                                          (78,334)
Property acquired in acquisition
of subsidiary                        (4,770,314)
Loan costs paid                         (39,038)

NET CASH USED BY INVESTING
ACTIVITIES                           (4,994,415)        (133,096)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from related
parties                                 230,900          196,724
Debt acquired in acquisition
of subsidiary                         2,020,711
Proceeds from sale of common
stock                                 1,235,000          823,405
Proceeds of bonds                       950,000
Repayments of loans                    (356,305)         (26,718)

NET CASH PROVIDED BY
FINANCING ACTIVITIES                  4,080,306          993,411
NET INCREASE (DECREASE) IN CASH         678,198          (16,162)
CASH, at beginning of period              3,630           19,792
CASH, at end of period              $   681,828        $   3,630

The accompanying notes are an integral part of these financial statements.

                             SALIENT CYBERTECH, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDING DECEMBER 31,
                                  (con't)

                                            2000            1999
SUPPLEMENTAL DISCLOSURES:
Interest paid                       $    106,069       $     593

Non-cash financing activity -
71,000 shares issued for
employee compensation               $    285,156

Non-cash financing activity -
2,995,000 shares issued, net
of syndication costs for
consulting and legal services       $    177,261

Non-cash financing activity -
92,250 shares issued for purchase
of subsidiary                       $  3,195,497
Non-cash financing activity -
2,000,000 shares issued for
purchase of subsidiary                                 $ 251,501

Non-cash financing activity -
500,000 shares of common stock
issued for legal services                            $(1,125,000)

Non-cash financing activity -
500,000 shares of common stock
issued for consulting services                       $   (69,501)

Non-cash financing activity -
30,000 shares of common stock
granted under stock option plan                      $   (20,060)


The accompanying notes are an integral part of these financial statements.

                             SALIENT CYBERTECH, INC.

                         NOTES TO FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Salient Cybertech, Inc. (the "Company") was incorporated in the state of Florida in July 1993. The Company's business is to acquire, nurture and grow existing and emerging businesses in the Internet and electronic technology sectors. Salient seeks those ventures that it believes will be the most promising in these fields. It then works with its acquired companies to increase their value toward the ultimate goal of a substantial return on investment for Salient's stockholders.

In September 1999, the Company acquired Gemini Learning Systems, Inc. ("Gemini"). Gemini which was incorporated under the laws of the Canadian Province of Alberta in June 1990 is a software applications development company, specializing in distance education and training solutions. The company created and is now marketing software technology called SWIFT (Software Intelligent Freeform Training). The Company is emerging from its development phase, having created an entire product line based on the SWIFT technology.

In May 2000, the Company acquired Futronix, Inc. ("Futronix"). Established in 1989, Futronix is an ISO 9002- certified consignment and turnkey contract electronics manufacturer. Futronix provides engineering, design, production and in-circuit testing services, as well as full turnkey box building manufacturing for both consumer products and commercial applications. The Company has customers throughout the United States.

Financial Statement Presentation

The Company's acquisition of Gemini, mentioned above, is defined as a reverse acquisition, since, immediately after the acquisition the former shareholders of Gemini owned over 50% of the total outstanding shares of the Company. Therefore, even though the Company is the legal owner of Gemini and the registrant for SEC purposes, for purposes of financial statement presentation Gemini is considered the parent company. Consistent with Geminis' status as the parent, Gemini is considered the acquiring company and its stockholders' equity is presented as the parent's stockholders' equity with the exception that the Company's (Salients') legal capital structure is presented.

Revenue and Expense Recognition

The Company prepares its financial statements on the accrual accounting basis. Consequently, certain revenue and related assets are recognized when earned rather than when received, and certain expenses are recognized when the obligation is incurred or the asset consumed, rather than when paid.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

                             SALIENT CYBERTECH, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable

The Company has recorded a bad debt reserve against its account receivables of $54,153 as of December 31, 2000. The Company has factored accounts receivables on a recourse basis of approximately $651,000 as of December 31, 2000. The interest rate on these factored receivables is the prime rate + 3%.

Inventories

Inventories are stated at the lower of cost (determined on the first-in, first-out basis) or market and consists of electronic parts, components and finished goods.

Components of inventory are as follows at December 31, 2000:

Raw materials           $   733,636
Work-in progress            250,639
Finished goods               16,980

                         $1,001,255

Property, Plant and Equipment

Property, plant, and equipment is stated on the basis of cost. Depreciation is computed principally by the straight-line method. Estimated useful lives for financial reporting purposes are as follows:

Buildings               31.5 years
Machinery and
equipment                3-7 years

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

                             SALIENT CYBERTECH, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Income taxes would be provided using the liability method in accordance with FASB Statement No. 109, Accounting for Income Taxes.

Advertising Expense

The cost of advertising is expensed as incurred.

Foreign Currency Translation

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. All balance sheet accounts not denominated in United States dollars have been translated using the exchange rate as of December 31, 2000. All income statement accounts not denominated in dollars have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income.

Stock Based Income

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations because the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation,
(FAS 123) requires the use of option valuation models that were not develope for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Intangible Assets

Intangible assets subject to amortization are loan closing costs.

Reclassifications

Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements.

                             SALIENT CYBERTECH, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE B - MERGERS AND ACQUISITIONS


On May 24, 2000, the Company acquired certain assets and the business of Futronix, Inc., a manufacturer of electronic products, with a value of approximately $3.2 million, which was funded through the issuance of common and preferred stock. As of the financial statement date, the preferred stock of 5,500 shares with a stated value and a liquidating preference of $1,000 per share had not been authorized or issued. The stock, when issued, will have a common stock conversion feature, the number of shares issued upon conversion to be determined based on the former Futronix Inc's operations attaining specified gross revenue levels and the market price of the Company's common stock at the time of conversion. There are also provisions for the issuance of additional common shares to the former Futronix shareholders if the sale of the common stock received upon conversion of the preferred stock does not generate proceeds which exceed certain levels. The operations of Futronix, Inc. are included in the consolidated statements of income from the date of acquisition. The transaction was accounted for as a purchase.


In September 24, 1999, the Company purchased a Canadian corporation
(Seller), Gemini Learning Systems, Inc. The purchase price was 2,000,000 shares of common stock in the Company paid at closing. An additional 50,000 shares of stock, which was not subject to any stock split, was made available to the Seller to reward key employees of the business at the Seller's discretion. The transaction was accounted for as a purchase and the excess of cost over fair value of the net assets acquired is being amortized over 36 months.

In the event the business generates $10.0 million in gross sales for the fiscal year ended September 30, 2001, then the Seller is entitled to an additional 3,073,000 shares of common stock of the Company. If the business has gross sales for the fiscal year ended September 30, 2001 which are at least double the business' gross sales for the fiscal year ended September 30, 2000 and at least quadruple the business' gross sales for the fiscal year ended September 30, 1999 but less than $10.0 million then the Seller shall be entitled to a percentage of the 3,073,000 additional shares. In addition, if as of September 30, 2001 the prior five trading days average closing price of the Company's stock is greater then or equal to five dollars per share, adjusted for any split, and the gross revenue of the business is at least eighty percent of the total preceding calendar year revenues of the Company, the Seller shall be entitled to the additional shares. The agreement also provides for additional shares to be issued to the Seller if the targeted projections or targeted share prices are exceeded.

The pro forma unaudited results of operations for the year ended December 31, 2000 and 1999, assuming the purchase of Futronix, Inc. and Gemini Learning Systems, Inc. had been consummated as of January 1, 1999, follows:

                                            2000            1999

Revenues                             $ 4,635,028     $ 8,392,924

Net loss                             $(4,256,214)    $(1,702,345)

Net loss per common share:
Basic:                               $      (.91)    $     (1.11)

                             SALIENT CYBERTECH, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2000:

Land                                 $    25,000
Building                               1,754,601
Furniture and equipment                4,398,538
Vehicles                                  18,319
                                       6,196,458

Accumulated depreciation              (1,684,671)

                                     $ 4,511,787

NOTE D - NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES


Convertible debenture, 8% annual interest
rate, maturity date of November 14, 2003.  Interest
payable in the Company's common stock, at the
Company's discretion (See Note J).                              $1,000,000

Note payable to a financial institution, 10.75%
annual interest rate, maturity date of February
2015, monthly payments of $8,684. Secured
by real estate.                                                    759,824

Note payable to a financial institution, 10% annual
interest rate, maturity date of March 2003,
monthly payments of $20,000 principal plus
interest. Secured by production equipment.                         520,250

Note payable to a financial institution, 9.25%
annual interest rate, maturity date and balloon
payment due October 2004 monthly payments of
$759 plus interest. Secured by real estate.                        175,840

Note payable to an individual, 10% annual interest
rate, maturity date of May 2030, monthly payments
of $878. Secured by real estate.                                    92,083

Note payable to a financial institution, 9.5% annual
interest rate, maturity date of April 2002, monthly
payments of $409 plus interest. Secured by real estate.             44,191

                             SALIENT CYBERTECH, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE D - NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES (CONTINUED)


Stipulation agreement payable to the state
Department of Revenue, 12% annual interest rate,
maturity date of April 2001, monthly payments of
$2,500 plus interest with balloon payment due on
April 15, 2001.                                                     35,566

Note payable to an individual, 10% annual interest
rate, maturity date of May 2030, monthly payments
of $219. Secured by real estate.                                    23,310

Note payable to an individual, 15% annual interest
rate, payable on demand.                                            15,000

Note payable to an insurance company.                               14,400

Credit line to a financial institution, 16.5% interest
rate minimum monthly payment of $100 required.                       7,139

Credit card from a financial institution, 12.5%
interest rate, minimum monthly payment of $200
required.
                                                                     6,183
                                                                 2,693,786

Less:  current portion                                             359,326

                                                                $2,334,460

NOTES PAYABLE - RELATED PARTY

Note payable to a stockholder, no stated interest
rate, payable on demand.                                        $  124,309

Note payable to a stockholder, 18% compounded
interest rate, payable on demand.                                  100,000

Note payable to a corporation, 10% annual interest
Rate. Due on demand.                                                75,000

Note payable to a stockholder, no stated interest
rate, payable on demand.                                            58,857

Notes payable to the Company's president, 10%
annual interest rate, maturity date of June 30,
1999.                                                               43,961

                             SALIENT CYBERTECH, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE D - NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES (CONTINUED)

Note payable to a stockholder, no stated interest
rate, payable on demand.                                            40,306

Note payable to a stockholder, 20% annual interest
rate, maturity date of March 1, 1996.                               10,000

Note payable to a stockholder, 10% annual interest
rate, maturity date of October 22, 1999.                            10,000

Note payable to a stockholder, no stated interest
rate, payable on demand.                                             6,857

                                                                  $469,284

Maturities of long-term debt are as follows:

2001         828,610
2002         288,311
2003       1,090,520
2004          55,645
2005          61,598
Thereafter                         838,386

                               $ 3,163,070

The Company has not repaid loans whose maturity dates have passed since no funds were available. Interest continues to accrue under the same terms.

NOTE E - INCOME TAXES

At December 31, 2000, the Company has a net operating loss carryforward of approximately $6,300,000 that will be available to offset future taxable income through 2014. Based on historical operations, management has elected to record a valuation allowance equal to the deferred tax benefit of $2,400,000, calculated using an effective income tax rate of 37% on United States operations and 42% on Canadian operations. The Company has no significant differences between book and taxable income.

                             SALIENT CYBERTECH, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE F - OTHER COMPREHENSIVE INCOME

The components of other comprehensive income are as follows:

                                             Currency
                                             Translation
                                             Adjustments

Balance at December 31, 1999                 $4,005
Currency translation adjustment               2,985

Balance at December 31, 2000                 $6,990

The earnings associated with the Company's investment in its foreign subsidiary are considered to be permanently invested and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided.

NOTE G - FAIR VALUE OF FINANCIAL INSTRUMENTS IN ACCORDANCE WITH THE
 			  REQUIREMENTS OF SFAS NO. 107

The Company's financial instruments consist of all its assets and liabilities. The Company's management has determined that the fair value of all of its financial instruments is equivalent to the carrying cost.

NOTE H - PRIOR PERIOD ADJUSTMENTS

Certain errors, as reported in the Company's previously issued financial statements, were corrected this year. The December 31, 1999 financial statements have been restated to correct these errors.

The restatement of equity for 1999 is as follows:

Net equity per previous report                              $ 539,806

Stock issued for purchase of subsidiary                       251,501
Write off of prepaid consulting                              (133,488)

Reclassification of deferred syndication
costs                                                        (100,000)

Net equity at December 31, 1999, as Restated                $ 557,819

                             SALIENT CYBERTECH, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE I - STOCK TRANSACTIONS

In May 1999, the board of directors approved changing the certificate of incorporation to authorize the issuance of twenty shares of preferred stock. Each share of preferred stock is convertible to 1,500,000 shares of common stock at the option of the holder of the preferred stock (See Note J). The conversion of 10 shares, however, is subject to permission of the Company's president. In January 2001, the Company president exercised the preferred stock conversion feature and converted one preferred share to 1,500,000 common shares.

In May 1999, the board of directors approved a reverse stock split of 10 to 1.

In May 2000, the Company issued 92,250 shares of common stock for the purchase of Futronix, Inc. (See Note A).

In September 1999, the Company issued 2,000,000 shares of common stock for the purchase of Gemini Learning Systems Inc. (See Note A).

Throughout 2000, the Company issued a total of 71,000 shares of common stock for employee compensation pertaining to the acquisition of Gemini.

Throughout 2000 and 1999, the Company issued a total of 3,000,000 shares of common stock for consulting and legal services, respectively.

In 1999, the Company granted 30,000 shares of common stock under a stock option plan.

NOTE J - COMMITMENTS AND CONTINGENCIES

In May 1999, the board of directors approved a reverse stock split of 10 to 1. It was effected in November 1999. The board of directors also approved the issuance of twenty shares of preferred stock to two key employees of the Company subsequent to the stock split (See Note I). In January 2001, the Company president exercised the preferred stock conversion feature and converted one preferred share to 1,500,000 common shares.

The Company is a defendant in lawsuits related to its various businesses. Management of the Company, after consultation with outside legal counsel, does not believe the resolution of these various lawsuits will result in any material adverse effect on the Company's consolidated financial position.

A financial institution is suing Futronix for an alleged covenant violation on an equipment loan. The Company has obtained legal counsel to contest the lawsuit and believes that it will be successful.

A vendor is suing Futronix for payment on inventory that Futronix has not received. The Company does not believe there will be a material adverse effect from this.

                             SALIENT CYBERTECH, INC.

                         NOTES TO FINANCIAL STATEMENTS


On November 14, 2000, the Company entered into a Convertible Debenture Purchase Agreement pursuant to which it obtained $2.0 million in financing from a limited liability company formed pursuant to the laws of the Cayman Islands, and $10,000,000 in future equity sales pursuant to a Securities Purchase Agreement.

The funding included a $2.0 million 8% Convertible Debenture of which $1.0 million has already been paid to the Company, with the remaining $1,000,000 to be disbursed immediately upon the effectiveness of a Registration Statement registering the underlying shares, the shares underlying the $10.0 million purchase and sale of common stock as mentioned above and more fully described below, and the 5-year Callable Warrants (the "Warrants") more fully described below.

The notes mature on November 14, 2003, and interest is payable quarterly in common shares or cash at the Company's sole discretion. The notes are convertible into the Company's common shares at any time on written request. The initial conversion price for the notes is equal to 115% of the Per
Share Market Value on the trading date immediately preceding the closing date, and the conversion price thereafter is equal to 80% of the average of the three lowest prices for the said shares over the ten days preceding the conversion date. The notes are subject to certain restrictions respecting conversion, and impose upon the Company certain penalties and conditions upon any default by the Company.

The Warrants mentioned above permit the holders to acquire up to 2,250,000 of the Company's common shares. The exercise option on the Warrants expires on November 12, 2005, and the shares eligible for exercise shall be equal to 750,000 shares plus 150,000 shares for every $1,000,000 in common shares purchased.

The Company may exercise a right, expiring on the termination of the Securities Purchase Agreement or on November 12, 2002, requiring the Purchaser, to purchase up to $10,000,000 in the common stock of the Company, and the Company is committed to sell at least an amount equal to $2,500,000. The price per share is set at 90% of the market price on the preceding day.

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

The Company has a general liability insurance policy that provides coverage for liability claims arising out of the products it sells. The Company has not been subject to any material product claim. The sale of the Company's products entails the risk of product liability claims. In addition, many of the companies with which the Company does or may do business may require financial assurances of product reliability. The Company has product liability insurance, but may be required to pay higher premiums associated with the new product development. Because of the high cost of product liability insurance, there can be no assurance that additional insurance will be available on acceptable terms, if at all, or that it will provide adequate coverage against potential liabilities.

                             SALIENT CYBERTECH, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE K - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable.

The Company maintains cash and cash equivalents and short and long-term investments with various financial institutions. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company's investment strategy.
The Company does not require collateral on these financial instruments. As of December 31, 2000, the Company had cash deposits in excess of federally insured limits of approximately $334,000.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base. However, as of December 31, 2000, the Company's receivables from companies in the industry were approximately $889,000. The Company does not require collateral for trade accounts receivable, and, therefore, the Company could record losses up to this amount if these customers fail to pay.

NOTE L - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of approximately $3,770,000 and has a deficit in working capital of approximately $880,000 as of December 31, 2000. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE M - DESCRIPTION OF LEASING ARRANGEMENTS

The Company currently rents office space under two long-term lease agreements. Minimum rent payable for premises are as follows for the years ended December 31:

2001            $109,000
2002             109,000
2003              82,000
2004              69,000
2005              52,000
Thereafter             -

                $421,000

                             SALIENT CYBERTECH, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE N - OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

Description of Products and Services by Segment

The Company has two reportable segments: eLearning and Electric Contract Manufacturing.

Measurement of Segment Profit or Loss and Segment Assets

The Company evaluates performance and allocates resources based on profit or loss from operations before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

There are no intercompany sales or transfers.

Factors management used to identify the enterprises's reportable segments

The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes.

                                            2000

REVENUES

REVENUES FROM EXTERNAL
CUSTOMERS
eLearning                          $      29,936
Electronic Contract Manufacturers      2,533,292

Total revenues from external
customers                          $   2,563,228

DEPRECIATION AND AMORTIZATION
EXPENSE
eLearning                          $     145,873
Electronic Contract Manufacturers        322,889
Corporate                                  1,737

Total consolidated depreciation
and amortization expense           $     470,499

                             SALIENT CYBERTECH, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE N - OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA (CONTINUED)

SEGMENT PROFIT
eLearning                          $  (1,276,199)
Electronic Contract Manufacturers     (1,020,721)
Corporate                             (1,632,295)

Total segment loss                 $  (3,929,215)

SEGMENT ASSETS
eLearning                          $     361,013
Electronic Contract Manufacturers      5,847,446
Corporate                                437,432

Total segment assets               $   6,645,891
                                            2000
EXPENDITURE FOR ADDITIONS
TO LONG-LIVED ASSETS
eLearning                          $    (100,306)
Electronic Contract Manufacturers        (84,757)

Total expenditure for additions to
    long-lived assets              $    (185,063)

NOTE O - NET LOSS PER SHARE

The following sets forth the computation of basic earnings per share. Dilutive earnings per share have not been shown, as the computation is considered anti-dilutive.

                                            2000            1999

NUMERATOR
Net loss                           $  (3,929,215)     $ (242,174)

DENOMINATOR
Denominator for basic earnings per
share - weighted-average shares    $   4,681,642      $1,534,968
Basic net loss per share           $       (0.84)     $    (0.16)

                             SALIENT CYBERTECH, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE P - RELATED PARTY TRANSACTIONS

A former owner of a subsidiary is paid royalties on sales of certain products. Royalty expenses for the period May 24, 2000 through December 31, 2000 totaled approximately $37,000.

A former owner of a subsidiary received payments on a loan to the Company totaling approximately $54,000 during the year ending December 31, 2000.

The Company president received 10 shares of $.00 preferred stock during the year ending December 31, 1999. Each share is convertible into 1,500,000 shares of the Company's common stock. In January 2001, the Company president converted one preferred share into 1,500,000 common shares.

The Company's legal counsel are also shareholders. 775,000 shares were issued to these firms for legal services provided during the year ended December 31, 2000. Legal services paid to these firms totaled $8,500.

The Company's president is owed his full salary for the year ending December 31, 1999. He also is owed a portion of his salary for the year ending December 31, 2000. These amounts have been included in accrued expenses as of December 31, 2000.

During the year ended December 31, 2000 the Company president returned approximately 196,000 shares of common stock to the Company on which restrictions had expired and received the same number of shares of stock restricted under rule 144 of the Securities and Exchange Commission.

                                         EXHIBIT 27
                                       FINANCIAL DATA SCHEDULE


[ARTICLE] 5

[PERIOD-TYPE]           YEAR
[FISCAL-YEAR-END]   DEC-31-2001
[PERIOD-END]        DEC-31-2000
[CASH]               681,828
[SECURITIES]               0
[RECEIVABLES]        184,657
[ALLOWANCES]               0
[INVENTORY]        1,001,255
[CURRENT-ASSETS]   1,906,024
[PP&E]             4,511,787
[DEPRECIATION]             0
[TOTAL-ASSETS]     6,645,891
<CURRENT-
LIABILITIES>       2,787,027
[BONDS]                    0
[PREFERRED-MANDATORY]      0
[COMMON]               7,425
[OTHER-SE]         1,516,979
<TOTAL-LIABILITY-
AND-EQUITY>        6,645,891
[SALES]            2,563,228
[TOTAL-REVENUES]   2,563,228
[CGS]              2,412,819
[TOTAL-COSTS]      2,412,819
[OTHER-EXPENSES]   4,070,037
[LOSS-PROVISION]           0
[INTEREST-EXPENSE]   174,840
[INCOME-PRETAX]   (3,929,215)
[INCOME-TAX]               0
[INCOME-CONTINUING]        0
[DISCONTINUED]             0
[EXTRAORDINARY]            0
[CHANGES]                  0
[NET-INCOME]      (3,929,215)
[EPS-BASIC]             (.84)
[EPS-DILUTED]           (.84)