Form 10KSB/A
period 2000-12-31
SALIENT CYBERTECH INC
filed 2001-03-19
CIK 1022409

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                        __________________________

                               FORM 10-KSB/A

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

 Neither Gemini, Futronix, nor the Company is currently a party to any pending or threatened litigation of a meritorious or material nature or that could result in a signifigant financial impact. From time to time the Company, Gemini or Futronix may be involved in lawsuits in the normal course of its business, that do not have a material impact upon the Company.


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