Form 10-Q
period 2001-03-31
SALIENT CYBERTECH INC
filed 2001-05-21
CIK 1022409

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               FORM 10-QSB
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              For the quarter ended  - March 31, 2001
                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from   to

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

There were 9,751,257 shares of common stock outstanding having a par value of $0.001 per share as of March 31, 2001. There were 20 shares of preferred stock, having no par value, issued and outstanding as of March 31, 2001.


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

                           Salient Cybertech, Inc.

                                Form 10-QSB
                Quarterly Report, period ended March 31, 2001.

                                Table of Contents


INDEX                                                      PAGE

PART I  Financial Information                                3

Item 1. Financial Statements:

Accountants' Review Report                                   3

Consolidated Balance Sheets                                  4 & 5

Consolidated Statements of Operations                        6

Consolidated Statements of Comprehensive Income              7

Consolidated Statements of Changes In Stockholders' Equity   8

Consolidated Statements of Cash Flows                        9 & 10

Item 2. Description of Business and Managements Discussion   11-25

Description of Business                                      11

Management's Discussion and Analysis of
Financial Conditions and Results of Operations.              24

Part II.  Other Information                                  26

May 21, 2001


TO THE BOARD OF DIRECTORS
Salient Cybertech, Inc.
Sarasota, Florida


                        ACCOUNTANTS' REVIEW REPORT

We have reviewed the accompanying consolidated balance sheets of Salient Cybertech, Inc., as of March 31, 2001 and December 31, 2000, the related consolidated statements of changes in stockholders' equity for the period then ended, and the consolidated statements of operations for the three month periods ending March 31, 2001 and 2000 and consolidated cashflows for the three-month periods ended March 31, 2001 and 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Salient Cybertech, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accountant principals.

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



/s/Bobbitt,Pittenger/s/
Certified Public Accountants

                          SALIENT CYBERTECH, INC.

                       CONSOLIDATED BALANCE SHEETS




                                  March 31,         December 31,
                                    2001               2000

ASSETS

Cash                            $                   $   588,291
Restricted cash                                          93,537
Accounts receivable - net
allowance of $12,738                 37,440             184,657
Inventory                                             1,001,255
Other receivables                   800,000
Prepaid legal fees                                       23,438
Prepaid expenses                     19,681              14,846

TOTAL CURRENT ASSETS                857,121           1,906,024

Real estate and equipment - net      54,951           4,511,787
Investments                       3,900,000
Goodwill - net                      156,146             188,538
Loan Costs, net                                          36,435
Other assets                                              3,107

                                 $4,968,218          $6,645,891

See accountants' review report.

                          SALIENT CYBERTECH, INC.

                       CONSOLIDATED BALANCE SHEETS
                                (con't)

                                  March 31,         December 31,
                                    2001               2000


LIABILITIES AND STOCKHOLDERS'
EQUITY

LIABILITIES
Bank overdraft                 $     17,865          $        -
Current maturities
of long-term debt                    10,080             359,326
Accounts payable                    201,317           1,252,128
Accrued expenses                    486,773             543,625
Accrued interest                    184,241             162,664
Notes payable -
related party                       325,544             469,284

TOTAL CURRENT LIABILITIES         1,225,820           2,787,027

Long-term debt, less
current maturities                1,600,015           2,334,460

TOTAL LIABILITIES                 2,825,835           5,121,487

STOCKHOLDERS' EQUITY
Common stock - authorized
80,000,000 shares;
par value $.001; issued
and outstanding,
9,751,257 and 7,424,904
shares at March 31, 2001
and December 31, 2000,
respectively                          9,751               7,425
Preferred stock - authorized
20 shares; par value $.001;
issued and outstanding, 19
and 20 shares at March 31, 2001
and December 31, 2000,
respectively.
Each share convertible into
1.5 million shares of Common
Stock.
Additional paid-in capital        5,819,427           5,279,360
Other accumulated (Loss)
income                              (33,846)              6,990
Accumulated deficit              (3,652,949)         (3,769,371)

TOTAL STOCKHOLDERS' EQUITY        2,142,383           1,524,404


                                $ 4,968,218          $6,645,891

See accountants' review report.

                        SALIENT CYBERTECH, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS



                 Three Months   Three months
                    ended          ended
                  March 31,      March 31,
                    2001           2000

SALES            $ 1,634,219    $    1,867
COST OF SALES      1,667,368           157

GROSS PROFIT         (33,149)        1,710

EXPENSES
General and
administrative     1,275,850       565,075
Interest              64,885        17,350

                   1,340,735       582,425

OPERATING LOSS    (1,373,884)     (580,715)

OTHER INCOME
Gain on sale of
subsidiary         1,661,591            12
Other expenses      (139,285)

                   1,522,306

INCOME BEFORE
INCOME TAXES         148,422      (580,703)

INCOME TAXES          32,000

NET INCOME (Loss) $  116,422   $  (580,703)

NET INCOME (Loss)
PER SHARE         $     .014   $     (.176)

NET INCOME (Loss)
PER SHARE -
DILUTED           $     .003   $         -



See accountants' review report.

                        SALIENT CYBERTECH, INC.

              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME



                 Three Months   Three months
                    ended          ended
                  March 31,      March 31,
                    2001           2000


NET INCOME        $  116,422    $ (580,703)

Other
comprehensive
income
Currency
translation
adjustments          (40,836)          985

COMPREHENSIVE
INCOME            $   75,586    $ (579,718)



See accountants' review report.

                        SALIENT CYBERTECH, INC.

                  OF CHANGES IN STOCKHOLDERS' EQUITY


                                           Accumulated
                             Additional    Other          Retained
                   Common    Paid-in       Comprehensive  Earnings
                   Stock     Capital       Income         (deficit)  Total

BALANCE,
January 1,
2000              $ 3,164  $  390,806     $  4,005     $ 159,844    $  557,819

Common stock
issued              1,235   1,233,765                                1,235,000

Common stock issued
for compensation       71     285,086                                  285,156

Common stock issued
for services        2,863  12,685,241                               12,688,104

Syndication costs         (12,510,943)                             (12,510,943)

Common and Preferred
Stock issued for
purchase of
subsidiary             92   3,195,406                                3,195,498

Gain from
currency conversion                          2,985                       2,985

Net loss                                              (3,929,215)   (3,929,215)

Balance,
December 31,
2000                7,425  5,279,360         6,990    (3,769,371)    1,524,404

Common stock
issued
as compensation     1,500    313,500                                   315,000

Common stock
issued                826    226,567                                   227,393

Loss from
currency
conversion                                 (40,836)                    (40,836)

Net income                                              (580,703)     (580,703)

BALANCE,
March 31,
2001             $  9,751 $5,819,427    $   33,846   $(3,652,949)  $ 2,142,383



See accountants' review report.

                        SALIENT CYBERTECH, INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS



                                            March 31,
                                      2001            2000

CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (Loss)              $   116,422       $(580,703)

Adjustments to reconcile
net income (Loss) to
net cash used
in operating activities:
Depreciation                       216,101           1,120
Amortization                        32,392
Loss on foreign currency           (40,836)
Loss on disposal of
equipment                                            4,656
Stock issued for services          542,393
(Decrease) increase in
operating assets:
Accounts receivable - net          147,217         (18,512)
Inventory                        1,001,255             156
Other receivables               (4,700,000)
Deferred tax asset                                  63,416
Prepaid expenses                    (4,835)
Prepaid legal and
consulting fees                     23,438         274,113
Other assets                        39,542          (4,274)
(Decrease) increase
in operating liabilities:
Accounts payable                (1,050,812)         (7,267)
Accrued expenses                   (57,552)         19,264
Accrued interest                    22,277          16,282

NET CASH (USED) IN
OPERATING ACTIVITIES            (3,712,998)       (231,749)

CASH FLOWS USED BY
INVESTING ACTIVITIES
Property and equipment
included in sale of
subsidiary                       4,240,736
Sale of subsidiary - see
schedule below

NET CASH USED BY INVESTING
ACTIVITIES                       4,240,736

CASH FLOWS FROM
FINANCING ACTIVITIES
Proceeds of loans                  600,015
Repayments from shareholders       (41,591)        825,000
Repayments of loans               (114,935)
Debt included in sale
of subsidiary                   (1,670,920)        (26,848)
Bank overdraft                      17,865

NET CASH (USED) PROVIDED BY
FINANCING ACTIVITIES            (1,209,566)        798,152

                        SALIENT CYBERTECH, INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS



                                           March 31,
                                      2001          2000




NET DECREASE (INCREASE)
IN CASH                           (681,828)        566,403

CASH, at beginning of period       681,828           3,650

CASH, at end period          $           -    $    570,053

SUPPLEMENTAL DISCLOSURES:
Interest paid                $      42,608    $          -

Schedule of non-cash
investing and financing
transitions:
One share of Preferred stock
converted to 1,500,000 Common
shares, expensed as
compensation expense         $     315,000    $          -
Issuance of 826,335 shares
for services                 $     227,393    $          -

Sale of 100% of stock in
Futronix, Inc.
Assets sold:
Cash                         $     322,902
Accounts receivable                185,434
Inventory                        1,045,420
Property and equipment           4,240,735
Other assets                        36,435

Liabilities assumed:
Payables and accrued expenses    1,021,596
Debt                             2,995,920

Net assets sold                  1,813,410

Payment for net
assets sold:
Cash due                     $     800,000
Investments due                  4,000,000

Advances to
Futronix                        (1,325,000)
Gain on sale
of subsidiary                $  (1,661,591)

                             $   1,813,409


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

Salient Cybertech, Inc. is actively seeking acquisition candidates with interests in technology, Internet, distance learning, and security industries. During the third quarter 1999, The Company acquired, for stock, of Gemini Learning Systems, Inc., which will operate as part of the Internet/technology division of the company. The company filed a current Report on Form 8-K on September 28, 1999 and an 8-K/A report on October 29, 1999 that more fully discuss the acquisition, and are incorporated herein by reference. Gemini Learning Systems developed and markets SWIFT (TM) (SoftWare Intelligent Freeform Training) distance learning software and courseware. Ms. Kim Adolphe, founder of Gemini, continues to run the division as President and was named to the board of directors.

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

On March 19, 2001, Futronix was sold to Trident Systems International, Inc. for the sum of $8,000,000. The transaction involved the transfer of 400,000 restricted shares of Trident's Common Stock and $800,000 in cash to Salient in exchange for all outstanding shares of Futronix. The terms of the transaction were fully disclosed in a Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2001, and said Report is incorporated herein by reference.

The former owners of Futronix, Inc. have asserted a claim that the transaction is void as no transaction involving Futronix may take place without the approval of the former owners of Futronix, Inc., Rande Newberry and Nevin Jenkins. Newberry and Jenkins also claim that they have the right to rescind the original purchase of Futronix by Salient Cybertech, Inc., and that they have exercised that right.

Salient has commenced action in Florida Circuit Court for a declaratory Judgment stating that Salient owned Futronix at all material times, and the sale of Futronix was a valid sale.

Counsel has informed management that Salient should prevail in its action. This means that the sale to Trident is valid. However, in the unlikely event that Salient's ownership in affirmed, and the sale is not, Futronix, for the current quarter, is being treated as an operating subsidiary of Salient's. The financial impact of the sale, along with the disclosures of pro-forma information illustrating the performance of Salient during the current quarter had Futronix not been a subsidiary of Salient's, will be the subject of a Report on Form 8-K to be filed on or before June 2, 2001.

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

Facilities

FUTRONIX, INC. is located in Suncoast Industrial Park, Homosassa, Florida and presently occupies two main buildings, and several support and storage buildings totaling 29,000 sq. ft.. Approximately 40 acres of adjacent industrial property is owned by Salient and is available for expansion as required. The facilities are provided from Salient.

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

Management

Nevin C. Jenkins (42), PRESIDENT: Mr. Jenkins, president of Futronix, Inc., manages the company on a day-to-day basis. His background gives him a wealth of experience to draw upon in guiding Futronix in its future growth. In 1976, a Vice President of Diversified Industries, Mr. Jenkins headed up the national marketing effort that grew from less than a $1M in 1976 to over $10M by 1978. He sold his interest in Diversified in 1979 to form his own company, Med-E-Lert. Based on his knowledge of both security system electronic capabilities and market demands, he developed the Personal Emergency Response System (PERS), which became nationally famous with the slogan "Help, I've fallen and can't get up". In 1985, Mr. Jenkins sold the marketing rights for the PERS to Life Call Systems. He retained the manufacturing rights for the PERS and in 1986 moved the production facilities from Clearwater, Florida to Homosassa, Florida, where he built a manufacturing plant for high volume production of the PERS base units and supporting devices.

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

Robert J. Fountaine - General Manager, Futronix, Inc.  Mr. Fountaine has
20 years senior and executive management experience in sales, marketing and general management in both the Electronics contract manufacturing and electronic component distribution industries. Prior experience includes positions with Avnet, Flextronics, SGI and most recently Future Electronics, where Robert increased sales almost five-fold and negotiated the purchase of a Honeywell facility in Phoenix that resulted in a 5 year, $100million outsourcing contract. As a Regional Manager with Avnet, Mr. Fountaine's team sales grew from $14million to $30million in 3.5 years and as District Manager for Florida's West coast his sales went from $35million to $49 million in the first fiscal year. Mr. Fountaine has continually demonstrated repeated success in the development, growth and profitability of creative management, marketing and supply chain solutions.

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

Gemini entered the adult learning field in 1990, employing an open systems concept and a commitment to assist clients in successfully delivering technical Instructor-led and technology-based training programs. Gemini wanted to capitalize on their expertise and existing course content by delivering it through distance education. That led to the concept behind the SWIFT technology. Gemini's initial successes soon led to international recognition of SWIFT. Gemini began a joint research development program with the Alberta Research Council. In 1995, during the G-7 Summit, it was announced that Gemini along with their international partners had won an international competition for government funding for joint development of a Distance Learning Tool Kit. The following year, Gemini decided concentrate all of its resources towards an end-to-end eLearning solution based upon SWIFT. Thousands of courses were developed in the CDROM version of SWIFT and sold internationally. based upon Gemini's CDROM version.
Today the company offers a end-to-end scaleable eLearning solution, full ASP hosting service and is a recognized pioneer and leader in the industry.

Current Projects, Clients, and Partners

Nortel Networks, Inc. (NYSE: NT) is a global supplier of networking solutions and services, supporting voice, data, and video transmission over wireline and wireless technologies. As part of a pilot evaluation, on December 27, 2000 Nortel began delivering to Nortel employees a proprietary course Gemini redesigned and converted into SWIFT. Nortel had retained Gemini's consulting services to develop new content and indicated that they want to continue to move forward with their eLearning initiatives. Nortel had plans to convert the pilot course into eight languages and roll it out to all employees. Due to financial restraints, including employee cut-backs, the program as developed has been cancelled. Nortel's management, however, has indicated that the project would likely be renewed in 2002.

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

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS.


     The following discussion should be read in conjunction with the information contained in the Financial Statements of the Company, and the Notes thereto appearing elsewhere herein, and in conjunction with the Balance Sheet at December 31, 2000 and Income Statement for the year ended December 31, 2000 contained in the Company's Annual Report 10-KSB, and in conjunction with the quarterly 10-QSB reports for the periods ended March 31, 2000, June 30, 2000, and September 30, 2000, incorporated herein by reference, and is qualified in its entirety by reference to such Financial Statements and Reports.


RESULTS OF OPERATIONS

A majority of the Company's revenues were derived from sales of Futronix, Inc. Sales revenues are recognized when the products are shipped.

Operating revenues increased by $1.63 million for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The increase in revenues was predominately due to the purchase of Futronix, Inc. Revenues for Futronix were $1,608,514 for the three months ended March 31, 2001 compared to $0 for the three months ended March 31, 2000. Revenues for Gemini Learning Systems, Inc. were $25,705 for the three months ended March 31, 2001 compared to $1,867 for the three months ended March 31, 2000.

Gross profit for the first quarter of 2001 decreased to ($33,149), as compared to $1,710 for three months ended March 31, 1999. The decrease was due to a gross loss of $54,616 by Futronix. Gemini had a gross profit of $21,467, 83.5% of sales. It is anticipated that gross profits for Gemini will remain above 80% as sales increase because the majority of the cost of their product, research and development expenses, have been recorded as expenses when incurred over the past several years.

General and administrative expenses were $1,275,850 for the three months ended March 31, 2001, compared to $565,075 for the same period in 2000. This large increase in general and administrative expenses for the period in 2001 is due to legal and consulting fees paid for with stock, the acquisition of Futronix ($306,352 for 2001 compared to $0 for 2000), and increased activity for Gemini to complete its SWIFT Author product ($309,925 for 2001 compared to $159,847 for 2000).

Interest expenses increased from $17,350 in the first quarter of 2000 to $64,885 in the first quarter of 2000 due to $1,000,000 of a convertible debenture funded during November 2000 and an additional $600,015 funded on March 20,2001. Interest expense is expected to continue to increase as interest accrues and future debt is incurred.

The operating loss for the three months ended March 31, 2001 was $1,373,884 as compared to an operating loss for the first three months of 2000 of $580,715. The increase in the loss was due to increased legal and consulting fees paid for with stock, an operating loss of $360,967 for Futronix for 2001 compared to $0 for 2000 and increased expenses for Gemini to complete SWIFT Author.

The net income for the three months ended March 31, 2001 was $116,422, as compared to a net loss for the first three months of 2000 of $580,703. The net income for the first three months of 2001 is due to a gain on the sale of Futronix of $1.66 million.

LIQUIDITY AND CAPITAL RESOURCES.

     Net cash used in operating activities was $3,712,993 for the first three months of 2001 compared to $231,749 for the first three months of 2000.The increased use of cash was due predominately to a receivable created by the sale of Futronix.

Net cash provided by investing activities was $4,240,736 for the three months ended March 31, 2001 from the sale of Futronix. There was no cash provided by investing activities during the first three months of 2000.

Net cash used by financing activities was $1,209,566 for the three months ended March 31, 2001, predominately a $1,670,920 satisfaction of debt through the sale of Futronix and $600,015 draw on a convertible debenture.

The current cash and working capital position and future income from operations will require sufficient additional capital to meet company cash and working capital needs in supporting Gemini until it is fully self sufficient.

CURRENT ACTIVITIES:

Rand Worldwide signed a multiyear licensing agreement to launch an Engineering eLeaning curriculum including providing full ASP Hosting services.

Gemini has integrated jStreams, Inc.'s technology, which provides movie quality video distribution via the Internet to Local Area Networks

Gemini partnered with IO Technologie to deliver on-line competency-based training, testing, and certification courses for the graphical communication and arts industry. IO partners include Canon, U.S. and Rochester Institute of Technology.

Gemini entered into a pilot program with Dole Food Company to provide its products for in-house training.

During the current quarter Gemini:

- Released the Beta test version of SWIFT Author.

- Launched a marketing campaign to establish the Gemini SWIFT 5 product through search engines and over 150 shareware sites.

- Released a download version of the full product including the SWIFT
Author.

- Released Gemini's free SWIFT eLearning Design course.

- Completed a Request for Proposal, including Proof of Concept, to Avaya University, and we were informed we are on the short-list.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

Neither Gemini, Futronix, nor the Company is currently a party to any pending or threatened litigation of a meritorious or material nature or that could result in a significant financial impact, except as disclosed herein. From time to time the Company, Gemini or Futronix may be involved in lawsuits in the normal course of its business, that do not have a material impact upon the Company.

   On March 19, 2001, upon all parties having completed the due diligence requirements they felt necessary, Futronix, Inc. was sold by the Registrant to Trident Systems International, Inc., subject to
Board approval by the Board of Directors of each company. The transaction was valued at $8,000,000. The terms of the transaction were fully disclosed in a Report on Form 8-K filed with the Securities and Exchange Commission on March 21,2001, and said Report is incorporated herein by reference.

The former owners of Futronix, Inc. have asserted a claim that the transaction is void as no transaction involving Futronix may take place without the approval of the former owners of Futronix, Inc., Rande Newberry and Nevin Jenkins. Newberry and Jenkins also claim that they have the right to rescind the original purchase of Futronix by Salient Cybertech, Inc., and that they have excised that right.

Salient has advanced over $1.3 million to Futronix. The last $600,000 was advanced on March 20_,2001, on the explicit understanding that Futronix was to be sold to Trident Systems International, Inc. The former owners of Futronix explicitly waived their rights to any rescission in November, 2000.

Management feels that Newberry and Jenkins have no legal basis for their claim of rescission, and that the sale of Futronix was valid and legally enforceable.

Salient has commenced action in Florida Circuit Court for a declaratory Judgment stating that Salient owned Futronix at all material times, and the sale of Futronix was a valid sale.

Counsel has informed management that Salient should prevail in its action. This means that the sale to Trident is valid.

To date Trident has advanced $55,000 as against the said sale, and the shares issued to Salient are being held back pending the resolution of this matter.


Item 2. Changes in Securities.

None.

Item 3. Defaults.

None.

Item 4. Submission Of Matters To A Vote Of Security Holders.

On Saturday, April 28, 2001 at 11 A.M. the Company held its annual meeting, followed by a meeting of the Board of Directors. At the annual meeting, the items, as disclosed in the Report on Schedule 14-A filed with the Securities and Exchange Commission on March 16, 2001, were voted upon:

1. The election of two Class 2 directors to serve until the 2004 Annual Meeting of Stockholders and until their respective successors are elected and qualified.

2.   The ratification of the appointment of Bobbitt, Pittenger, &
Company, to audit the company's financial statements.

3. The approval by the shareholders of options issued to officers, directors and consultants of the company under the 1998 Stock Option Plan.

4.   The ratification of the 2001 Stock Option Plan.

    Each Item above was duly brought before the shareholders and voted upon. Paul Sloan and Jim Vondra were elected directors, to serve until the annual meeting to be held in 2004. Items 2 and 3 and 4 above were duly ratified.

    The current Officers of the Company were re-elected to serve for another year, and the annual report including the audited financial statements for the year ended December 31, 2000 was approved.

    At the meeting of the Board of Directors, immediately following the annual meeting, Paul Sloan, the Company's President and CEO, was elected as Chairman of the Board of Directors. Ira Helman was appointed to the Board of Directors, filling the vacancy created by the resignation of Larry Provost in 2000.

Item 5. Other Information

On May 11, 2001, James Marquis resigned as director of the Company, citing personal reasons. Michael Solomon was appointed by the Board of Directors to fill the vacancy.

On May 12, 2001, the resignation of Melanie Meer as Secretary became effective, and Ira Helman was appointed to fill the vacancy until the next annual meeting of Shareholders.

On March 19, 2001, Futronix, Inc. was sold to Trident Systems International, Inc. Details of the sale, and the ensuing litigation are fully disclosed elsewhere in this report on Form 10-QSB, and in the Reports on Form 8-K filed on March 21, 2001, and May 15, 2001.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

(13) Incorporated by reference:
Quarterly and annual Reports on Form 10-QSB and 10-KSB, respectively, as timely filed with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934.

(27)   Financial Data Schedule for electronic filing.

(b) Reports on Form 8-K

    1. Form 8-K filed with the Securities and Exchange Commission on September 28, 1999 regarding the acquisition of Gemini Learning Systems, Inc.

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

   10. Report on Form 8-K filed on May 1, 2000, reporting the Change of
Address.

   11. Report on Form 8-K filed on May 5, 2000, reporting the Executive Employment Agreement.

   12. Report on Form 8-K filed on May 23, 2000, reporting the Purchase of Futronix, Inc.

   13. Report on Form 8-K filed on September 21, 2000, reporting the Termination of Consulting Agreement.

   14. Report on Form 8-K filed on November 22, 2000 (amended on November 28, 2000), reporting Debenture and Securities Purchase Agreement.

   15. Report on Form 8-K filed on November 27, 2000, Gemini Contract with Nortel.

   16. Report on Form 8-K filed on January 23, 2001, Change of
Accountants, amended on January 31, 2001.

   17. Report on Form 8-K filed on March 21, 2001, Sale of Futronix to Trident Systems International, Inc.

   18. Report on Form 8-K filed on May 15, 2001, Legal Dispute with former owners of Futronix.

(c) Other Filings Incorporated by Reference.

   1. Proxy Statement on Form DEF 14A, filed on March 16, 2001.

   2. Form NT-10-QSB filed on May 15, 2001.

                               Signatures

   In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Salient Cybertech, Inc.

Dated:  May 21, 2001
                                              By: /s/Paul Sloan
                                              Paul Sloan
                                              President and CEO