Form 10-Q
period 2001-06-30
SALIENT CYBERTECH INC
filed 2001-08-20
CIK 1022409

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              FORM 10-QSB
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              For the quarter ended  - June 30, 2001
                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from   to

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

There were 11,355,257 shares of common stock outstanding having a par value of $0.001 per share as of June 30, 2001. There were 19 shares of preferred stock, having no par value, issued and outstanding as of June 30, 2001.


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


                           Salient Cybertech, Inc.

                                Form 10-QSB
                Quarterly Report, period ended June 30, 2001.

INDEX                                               PAGE

PART I  Financial Information

Item 1. Financial Statements

Accountants' Review Report                           3 (F1)

Consolidated Balance Sheet                           4 (F2)

Consolidated Statements of Operations                6 (F4)

Consolidated Statement of Comprehensive Income       7 (F5)

Consolidated Statement of Changes In
Stockholders' Equity                                 8 (F6)

Consolidated Statements of Cash Flows                9 (F7)


Item 2.

Corporate Information                               11

Management's Discussion and Analysis of
Financial Conditions and Results of Operations      20


Part II.  Other Information                         23

                              Bobbitt, Pittenger & Company, P.A.
                              1605 Main Street, Suite 1010
                              Sarasota, FL 34236
                              Tel-941-366-4450/Fax-941-954-7508

August 14, 2001


TO THE BOARD OF DIRECTORS
Salient Cybertech, Inc.
Sarasota, Florida


                        ACCOUNTANTS' REVIEW REPORT

We have reviewed the accompanying consolidated balance sheets of Salient Cybertech, Inc., as of June 30, 2001 and December 31, 2000, the related consolidated statements of changes in stockholders' equity for the period then ended, and the consolidated statements of operations for the three month periods ending June 30, 2001 and 2000 and consolidated cashflows for the six-month periods ended June 30, 2001 and 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

Certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

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





/s/Bobbitt, Pittenger/s/
Certified Public Accountants


        3 (F1)



                         SALIENT CYBERTECH, INC.

                       CONSOLIDATED BALANCE SHEETS




                                  June 30,       December 31,
                                   2001             2000

ASSETS


Cash                              $              $   588,291
Restricted cash                                       93,537
Accounts receivable, net of
allowance of $8,392 and $54,153
                                    14,673           184,657
Inventory                                          1,001,255
Other receivables - current        760,000
Prepaid legal fees                                    23,438
Prepaid expenses                    16,072            14,846

TOTAL CURRENT ASSETS               790,745         1,906,024

Real estate and equipment - net     49,796         4,511,787
Other receivables - long-term    1,800,000
Goodwill - net                     133,637           188,538
Loan costs - net                                      36,435
Other assets                                           3,107

                                $2,774,178        $6,645,891


See accountants review report.


        4 (F2)


                         SALIENT CYBERTECH, INC.

                       CONSOLIDATED BALANCE SHEETS
                                (Con't)




                                  June 30,       December 31,
                                   2001             2000


LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES
Bank overdraft                  $   49,208        $
Current maturities of
long-term debt                      20,760           359,326
Accounts payable                   219,956         1,252,128
Accrued expenses                   596,669           543,625
Accrued interest                   229,622           162,664
Notes payable - related party      360,220           469,284
TOTAL CURRENT LIABILITIES        1,476,435         2,787,027

Long-term debt, less current
maturities                       1,600,015         2,334,460

TOTAL LIABILITIES                3,076,450         5,121,487

STOCKHOLDERS EQUITY
Common stock - authorized
80,000,000 shares; par value
$.001; issued and outstanding,
11,355,257 and 7,424,904
shares at June 30, 2001 and
December 31, 2000, respectively.    11,355             7,425

Preferred Stock - authorized
20 shares; par value $.001;
issued and outstanding, 19
and 20 shares at June 30, 2001
and December 31, 2000,
respectively.  Each share
convertible into 1.5
million shares of common stock.

Additional paid-in capital       6,018,561         5,279,360

Other accumulated income            21,935             6,990

Accumulated deficit             (6,354,123)       (3,769,371)

TOTAL STOCKHOLDERS EQUITY         (302,272)        1,524,404

                                $2,774,178       $ 6,645,891


See accountants review report.


        5 (F3)


                         SALIENT CYBERTECH, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS





                     Six months  Three months   Six months    Three months
                       ended       ended          ended         ended
                   June 30, 2001 June 30, 2001  June 30, 2000 June 30, 2000

SALES              $ 1,666,121   $      31,902  $ 2,460,997   $ 1,119,238
COST OF SALES        1,668,950           1,582    2,188,543     1,024,749

GROSS PROFIT            (2,829)         30,320      272,454        94,489

General and
administrative       1,907,295         631,445    2,047,758     1,164,944
Interest               109,565          44,680       66,355        49,000

                     2,016,860         676,125    2,114,113     1,213,944

OPERATING LOSS      (2,019,689)       (645,805)  (1,841,659)   (1,119,455)

OTHER INCOME
Gain on sale of
subsidiary           1,661,591
Other income            17,391          17,391        9,088         7,112
Other expenses         (44,045)         (4,760)
Nonrealized loss
on other
receivable          (2,200,000)     (2,100,000)

                      (565,063)     (2,087,369)       9,088         7,112

LOSS BEFORE
INCOME TAXES        (2,584,752)     (2,733,174)  (1,832,571)   (1,112,343)

INCOME TAXES             -               -            -             -

NET LOSS           $(2,584,752)    $(2,733,174) $(1,832,571)  $(1,112,343)

NET LOSS
PER SHARE          $     (.296)    $     (.296) $     (.477)  $     (.254)





See accountants review report.


        6 (F4)


                         SALIENT CYBERTECH, INC.

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                     Six months  Three months   Six months    Three months
                       ended       ended          ended         ended
                   June 30, 2001 June 30, 2001  June 30, 2000 June 30, 2000



NET (LOSS) INCOME  $(2,584,752)    $(2,733,174) $(1,832,571)  $(1,112,343)

Other comprehensive
income
Currency translation
adjustments             14,945          55,781        2,000         1,015

COMPREHENSIVE
(LOSS) INCOME      $(2,569,807)    $(2,677,393) $(1,830,571)  $(1,111,328)






See accountants review report.


        7 (F5)


                         SALIENT CYBERTECH, INC.

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                        Additional   Accumulated other  Retained
               Common   Paid-in      Comprehensive      Earnings
               Stock    Capital      Income             (deficit)    Total

BALANCE,
January 1,
2000           $  3,164 $  390,806   $   4,005         $  159,844  $  557,819

Common stock
sold              1,235  1,233,765                                  1,235,000

Common stock
issued for
compensation         71    285,085                                    285,156

Common stock
issued for
services          2,863 12,685,241                                 12,688,104

Syndication
costs                  (12,510,943)                               (12,510,943)

Common and
preferred stock
issued for
purchase of
subsidiary           92  3,195,406                                  3,195,498

Gain from
currency
conversion                               2,985                          2,985

Net loss                                               (3,929,215) (3,929,215)

Balance,
December 31,
2000              7,425  5,279,360       6,990         (3,769,371)  1,524,404

Common stock
issued as
compensation      1,500    313,500                                    315,000

Common stock
issued            2,430    425,701                                    428,131

Gain from
currency
conversion                              14,945                         14,945

Net income                                             (2,584,752) (2,584,752)

BALANCE,
June 30,
2001            $11,355 $6,018,561     $21,935        $(6,354,123  $ (302,272)




See accountants' review report.


        8 (F6)



                         SALIENT CYBERTECH, INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                    June 30,
                                               2001          2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                  $(2,584,752)  $(1,832,571)
Adjustments to reconcile net
income (loss) to
net cash used in operating
activities:
Depreciation                                  221,256        13,759
Amortization                                   54,901        18,400
Gain on foreign currency                       14,945
Loss on disposal of equipment                 743,131
Stock issued for services
(Decrease) increase in
operating assets:
Accounts receivable - net                     169,984      (182,797)
Inventory                                   1,001,255        34,984
Other receivables                          (2,560,000)
Deferred tax asset                                            2,285
Prepaid expenses                               (1,226)       60,200
Prepaid legal and consulting fees              23,438       414,738
Other assets                                   39,542          (863)
(Decrease) increase in
operating liabilities:
Accounts payable                           (1,032,172)      279,229
Accrued expenses                               53,044       254,443
Accrued interest                               66,958        52,679

NET CASH USED IN OPERATING ACTIVITIES      (3,789,696)     (885,514)

CASH FLOWS USED BY INVESTING ACTIVITIES
Property and equipment
included in sale of subsidiary              4,240,735
Sale of subsidiary - see schedule below         -

NET CASH PROVIDED BY INVESTING ACTIVITIES   4,240,735

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans                             600,015
Proceeds from loans from related parties       49,676        58,374
Repayments from shareholder                   (41,591)       23,854
Repayments of loans                          (119,255)     (259,375)
Debt included in sale of subsidiary        (1,670,920)
Bank overdraft                                 49,208
Proceeds from sale of common stock                        1,000,000

NET CASH (USED) PROVIDED BY
FINANCING ACTIVITIES                       (1,132,867)      822,853




See accountants' review report.


        9 (F7)


                         SALIENT CYBERTECH, INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (con't)



                                                    June 30,
                                               2001          2000



NET (DECREASE) INCREASE IN CASH              (681,828)     (62,661)

CASH, at beginning of period                  681,828      431,598

CASH, at end of period                    $     -       $  368,937

SUPPLEMENTAL DISCLOSURES:
Interest paid                             $    42,608   $   13,676

Schedule of non-cash
investing and financing
transactions:
One share of preferred stock
converted to 1,500,000 common
shares, expensed as
compensation expense                      $   315,000

Issuance of 2,430,353 shares
for services                              $   428,131

Sale of 100% stock in Futronix, Inc.
Assets sold:
Cash                                      $   322,902
Accounts receivable                           185,434
Inventory                                   1,045,420
Property and equipment                      4,240,735
Other assets                                   36,435
                                            5,830,926

Liabilities released:
Payables and accrued expenses               1,021,597
Debt                                        2,995,920

Net assets sold                             1,813,409

Payment for net assets sold:
Cash due                                      800,000
Investments due                             4,000,000
Advances to Futronix                       (1,325,000)
Gain on sale of subsidiary                 (1,661,591)

                                          $ 1,813,409


See accountants review report.


       10 (F8)


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

Salient Cybertech, Inc. is actively seeking acquisition candidates with interests in technology, Internet, distance learning, and security industries. During the third quarter 1999, the Company acquired, for stock, Gemini Learning Systems, Inc., which will operate as part of the Internet/technology division of the company. The company filed a current Report on Form 8-K on September 28, 1999 and an 8K/A report on October 29, 1999 that more fully discuss the acquisition, and are incorporated herein by reference. Gemini Learning Systems developed and markets SWIFT (TM) (SoftWare Intelligent Freeform Training) distance learning software and courseware. Ms. Kim Adolphe, founder of Gemini, continues to run the division as President and was named to the board of directors.

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

Salient Cybertech's revenues are currently primarily from the product sales of Gemini.

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

Gemini entered the adult learning field in 1990, employing an open systems concept and a commitment to assist clients in successfully delivering technical Instructor-led and technology-based training programs. Gemini wanted to capitalize on their expertise and existing course content by delivering it through distance education. That led to the concept behind the SWIFT technology. Gemini's initial successes soon led to international recognition of SWIFT. Gemini began a joint research development program with the Alberta Research Council. In 1995, during the G-7 Summit, it was announced that Gemini along with their international partners had won an international competition for government funding for joint development of a Distance Learning Tool Kit. The following year, Gemini decided concentrate all of its resources towards an end-to-end eLearning solution based upon SWIFT. Thousands of courses were developed in the CDROM version of SWIFT and sold internationally based upon Gemini's CDROM version.
Today the company offers a end-to-end scaleable eLearning solution, full ASP hosting service and is a recognized pioneer and leader in the industry.

Current Projects, Clients, and Partners

Nortel Networks, Inc. (NYSE: NT) is a global supplier of networking solutions and services, supporting voice, data, and video transmission over wireline and wireless technologies. As part of a pilot evaluation, on December 27, 2000 Nortel began delivering to Nortel employees a proprietary course Gemini redesigned and converted into SWIFT. Nortel has now retained Gemini's consulting services to develop new content and indicated that they want to continue to move forward with their eLearning initiatives. Nortel plans to convert the pilot course into eight languages and roll it out to all employees. Due to Nortel recently announced cutbacks the e-learning project has been placed on hold, Gemini does not foresee this pilot program to produce any revenue in the near future.

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

RAND Worldwide, the a major Value Added Reseller of mechanical design automation tools and services, have launched their first course in SWIFT for internal use and to resell to their corporate clients. Gemini has signed a multi-year licensing agreement with RAND Worldwide (TSE: RND) to deliver eLearning solutions to clients. The contract moves Gemini beyond its SWIFT technology suite into the role of an eLearning Application Service Provider (ASP). RAND continues to utilize Gemini's product line and has recently released several new courses in it's e-learning operation.

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

The partnership with IO has released its first course in June 2001 and is expected to release Canon's Educational Services Groups' (A division of Canon USA) Curriculum in the 3rd quarter of 2001.

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

See, "Market for Products", above, for a discussion of the Marketplace in general.

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

Provides delivery on CD-ROM, Intranet and   Requires development from
Internet                                    scratch for
                                            each delivery format

Utilizes ELMer                              Expensive mgmt systems

International utilization built in          Limited internationalization
                                            if at all

The primary areas of divergence between the competitors and SWIFT LE is outlined in the table below:


SWIFT LE                                    Other Learning Environment

Adaptive learning environment and           No adaptively
adaptive testing algorithms

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


              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS.


     The following discussion should be read in conjunction with the information contained in the Financial Statements of the Company, and the Notes thereto appearing elsewhere herein, and in conjunction with the Balance Sheet at December 31, 2000 and Income Statement for the year ended December 31, 2000 contained in the Company's Annual Report 10-KSB, and in conjunction with the quarterly 10-QSB reports for the periods ended March 31, 2000, June 30, and September 30, 2000, and March 31, 2001, incorporated herein by reference, and is qualified in its entirety by reference to such Financial Statements and Reports.


RESULTS OF OPERATIONS

A majority of the Company's revenues were derived from sales of Futronix, Inc. Sales revenues are recognized when the products are shipped. Operating revenues decreased by $1.1 million for the three months ended June 30, 2001 as compared to the three months ended
June 30, 2000 and $795 thousand for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decreases were caused by the sale of Futronix, Inc. to Trident Systems International, Inc. at the end of March, 2001.

Gross profit for the second quarter of 2001 decreased to $30,320, as compared to $94,489 for the second quarter of 2000 and decreased to ($2,829)for the six months ended June 30, 2001, as compared to $272,454 for the six months ended June 30, 2000. The decrease was predominately due to a gross loss of $54,616 in the first quarter of 2001 by Futronix.

General and administrative expenses were $631,445 for the three months ended June 30, 2001, compared to $1,164,944 for the same period in 2000 and $1,907,295 for the six months ended June 30, 2001, compared to $2,047,758 for the same period in 2000. The large decrease for the second quarter of 2001 compared to the second quarter of 2000 is due to the sale of Futronix at the end of March 2001.

Interest expenses decreased from $49,000 in the second quarter of 2000 to $44,680 in the second quarter of 2001 and increased from $66,355 in the first six months of 2000 to $109,565 in the first six months of 2001.

The operating loss for the three months ended June 30, 2001 was $645,805 as compared to an operating loss of $1,119,455 for the three months ended June 30, 2000. The operating loss for the six months ended June 30, 2001 was $2,019,689 as compared to an operating loss of $1,841,659 for the six months ended June 30, 2000.

The net loss for the second quarter of 2001 was $2,733,174, as compared to a net loss for the second quarter of 2000 of $1,112,343 and the net loss for the six months ended June 30, 2001 was $2,584,752, as compared to a net loss of $1,832,571 for the six months ended June 30, 2000. The loss for the second quarter of 2001 includes a nonrealized loss of $2.1 million on a receivable for the future issuance of stock of Trident Systems International, Inc., the purchaser of Futronix. The market value of Trident's stock decreased significantly (from $9.75 per share to $4.50 per share) during the second quarter of 2001, causing the nonrealized loss. A gain on the sale of Futronix of $1,661,591 was recognized during thee first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES.

Net cash used in operating activities was $3,789,696 for the first six months of 2001 compared to $885,514 for the first six months of 2000. The increased use of cash was due predominately to a receivable created by the sale of Futronix.

Net cash provided by investing activities was $4,240,736 for the six months ended June 30, 2001 from the sale of Futronix. There was no cash provided by investing activities during the first six months of 2000.

Net cash used by financing activities was $1,132,867 for the six months ended June 30, 2001, predominately a $1,670,920 satisfaction of debt through the sale of Futronix and $600,015 draw on a convertible debenture. Net cash provided by financing activities was $822,853 for the six months ended June 30, 2000, predominately a $1 million private placement of common stock.

The current cash and working capital position and future income from operations will require sufficient additional capital to meet company cash and working capital needs in supporting Gemini until it is fully self sufficient.

CURRENT ACTIVITIES:

Rand Worldwide signed a multiyear licensing agreement to launch an Engineering eLeaning curriculum including providing full ASP Hosting services. Rand has recently released several new courses in its elearning operation.

Gemini has integrated jStreams, Inc.'s technology, which provides movie quality video distribution via the Internet to Local Area Networks

Gemini partnered with IO Technology to deliver on-line competency-based training, testing, and certification courses for the graphical communication and arts industry. IO partners include Canon, U.S. and Rochester Institute of Technology. The first course was released in June, 2001, and it is expected that Canon Educational Services Group's (a division of Canon USA) Curriculum will be released in the third quarter of 2001.

Gemini entered into a pilot program with Dole Food Company to provide its products for in-house training. The program is proceeding as planned.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

Neither Gemini, nor the Company is currently a party to any pending or threatened litigation of a meritorious or material nature or that could result in a significant financial impact, except as disclosed herein. From time to time the Company, or Gemini, may be involved in lawsuits in the normal course of its business, that do not have a material impact upon the Company.

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

2.   The ratification of the appointment of Bobbitt, Pittenger, &
Company,P.A., to audit the company's financial statements.

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

    At the meeting of the Board of Directors, immediately following the annual meeting, Paul Sloan, the Company's President and CEO, was elected as Chairman of the Board of Directors

Item 5. Other Information

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

(24.6) Consent of Auditors

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

   15. Report on Form 8-K filed on November 27, 2000, Gemini Contract with Nortel.

   16. Report on Form 8-K filed on January 23, 2001, Change of
Accountants, amended on January 31, 2001.

   17. Report on Form 8-K filed on March 21, 2001, sale of Futronix to Trident Systems International, Inc.

   18. Report on Form 8-K filed on May 15, 2001, Legal Dispute with former owners of Futronix.

(c) Other Filings Incorporated by Reference

   1. Proxy Statement on Form DEF 14A, filed on March 19, 2001.

   2. Form NT-10-QSB filed on May 15, 2001.

   3. Form NT-10-QSB filed on August 15, 2001.

                               Signatures

   In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Salient Cybertech, Inc.

Dated:  August 21, 2001
                                              By: /s/Paul Sloan
                                              Paul Sloan
                                              President and CEO

EXHIBIT 24.6
                   Consent of Registrant's Auditors



August 14, 2001

Securities and Exchange Commission
Washington, D.C. 20549

RE:  Salient Cybertech, Inc.
     Annual Report on Form 10-KSB, Quarterly
     Report on Form 10-QSB for the Periods ending
     March 31, 2001 and June 30, 2001.





Gentlemen:


     We have audited the balance sheet, pro-forma balance sheet, and accompanying statements of the Registrant for the 2000 fiscal year, ending on December 31, and consent to the Auditor's reports, statements, and notes being filed with the Annual Report on Form 10-KSB for the fiscal year ending on December 31, 2000, and with any amendment thereto.

     We have reviewed the balance sheet and accompanying statements of the Registrant for the quarters ending on March 31, 2001 and June 30, 2001, and consent to the Accountant's reports and statements being filed with the Quarterly Report on Form 10-QSB for the quarters ending on March 31, 2001, and June 30, 2001 with any amendment thereto. This accounting firm hereby consents to the filing of this consent as an exhibit to the Annual Report and Quarterly Reports abovementioned.





/s/Bobbitt, Pittenger/s/
Certified Public Accountants