Form 10QSB
period 2001-09-30
SALIENT CYBERTECH INC
filed 2001-11-15
CIK 1022409

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              FORM 10-QSB
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              For the quarter ended - September 30, 2001
                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ......to........

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

There were 19,105,257 shares of Common Stock outstanding having a par value of $0.001 per share as of September 30, 2001. There were 14 shares of Preferred Stock, having no par value, issued and outstanding as of September 30, 2001.


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

                        SALIENT CYBERTECH, INC.




                         REPORT ON REVIEW OF
                        FINANCIAL STATEMENTS




                 FOR THE PERIODS ENDED SEPTEMBER 30, 2001
                        AND DECEMBER 31, 2000













                                       Bobbitt, Pittenger & Company, P.A.


        2 (F1)



November 13, 2001


TO THE BOARD OF DIRECTORS
Salient Cybertech, Inc.
Sarasota, Florida


                         ACCOUNTANTS' REVIEW REPORT

We have reviewed the accompanying consolidated balance sheets of Salient Cybertech, Inc., as of September 30, 2001 and December 31, 2000, the related consolidated statements of changes in stockholders' equity for the periods then ended, and the consolidated statements of operations and comprehensive income for the three month and nine month periods ending September 30, 2001 and 2000 and consolidated cash flows for the nine month periods ending September 30, 2001 and 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Salient Cybertech, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

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




/s/Bobbitt, Pittenger and Company, P.A./s/
Certified Public Accountants


        3 (F2)


                        SALIENT CYBERTECH, INC.




                              CONTENTS


                                                            PAGE

FINANCIAL STATEMENTS                                        2-12 (F1-F11)

ACCOUNTANTS' REVIEW REPORT                                  3    (F2)

CONSOLIDATED BALANCE SHEETS                                 5    (F4)

CONSOLIDATED STATEMENTS OF OPERATIONS                       7    (F6)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME             8    (F7)

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY                                        9    (F8)

CONSOLIDATED STATEMENTS OF CASH FLOWS                      10    (F9)


        4 (F3)


                        SALIENT CYBERTECH, INC.

                     CONSOLIDATED BALANCE SHEETS




                                           September 30,     December 31,
                                               2001              2000

ASSETS


Cash                                       $    1,055        $   588,291
Restricted cash                                                   93,537
Accounts receivable, net of
allowance of $54,153                                             184,657
Inventory                                                      1,001,255
Other receivables - current                   760,000
Prepaid legal fees                                                23,438
Prepaid expenses                                                  14,846

TOTAL CURRENT ASSETS                          761,055          1,906,024

Real estate and equipment - net                   521          4,511,787
Other receivables - long-term                  36,000
Goodwill - net                                                   188,538
Loan costs - net                                                  36,435
Other assets                                    4,187              3,107

                                             $801,763         $6,645,891



See accountants' review report.


        5 (F4)


                        SALIENT CYBERTECH, INC.

                     CONSOLIDATED BALANCE SHEETS
                             (Continued)





                                           September 30,     December 31,
                                               2001              2000

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current maturities of long-term debt       $    1,440        $   359,326
Accounts payable                              207,854          1,252,128
Accrued expenses                              549,836            543,625
Accrued interest                              274,302            162,664
Notes payable - related party                 276,847            469,284
TOTAL CURRENT LIABILITIES                   1,310,279          2,787,027

Long-term debt, less current maturities       615,030          2,334,460

TOTAL LIABILITIES                           1,925,309          5,121,487

STOCKHOLDERS' EQUITY
Common stock - authorized
80,000,000 shares;
par value $.001;
issued and outstanding,
19,105,257 and 7,424,904
shares at September 30,
2001 and December 31, 2000,
respectively.                                  19,105              7,425
Preferred Stock - authorized
20 shares; par value $.001;
issued and outstanding,
14 and 20 shares
at September 30, 2001
and December 31, 2000,
respectively.  Each share
convertible into 1.5
million shares of common stock.
Additional paid-in capital                  6,284,746          5,279,360
Other accumulated income                                           6,990
Accumulated deficit                        (7,427,397)        (3,769,371)

TOTAL STOCKHOLDERS' EQUITY                 (1,123,546)         1,524,404

                                           $  801,763        $ 6,645,891

        6 (F5)


                        SALIENT CYBERTECH, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS




                  Nine months     Three months    Nine months    Three months
                     ended           ended          ended           ended
                 September 30,   September 30,   September 30,   September 30,
                     2001            2001            2000            2000


REVENUE            $    -          $    -          $    -           $    -

EXPENSES
General and
administrative  1,326,444         327,839         771,774          254,206
Interest          154,245               -          43,679           11,079

                1,480,689         327,839         815,453          265,285

OPERATING LOSS (1,480,689)       (327,839)       (815,453)        (265,285)

Nonrealized
loss on other
receivable     (3,964,000)     (1,764,000)

LOSS FROM
CONTINUING
OPERATIONS
BEFORE
INCOME TAXES   (5,444,689)     (2,091,839)       (815,453)        (265,285)

INCOME TAXES            -               -               -                -

NET LOSS FROM
CONTINUING
OPERATIONS     (5,444,689)     (2,091,839)       (815,453)        (265,285)

DISCONTINUED
OPERATIONS:

LOSS FROM
OPERATION OF
DISCONTINUED
SUBSIDIARIES   (1,084,837)       (191,344)     (1,785,252)        (683,282)

GAIN FROM
DISPOSAL OF
DISCONTINUED
SUBSIDIARIES    2,871,500       1,209,909               -                -

NET LOSS      $(3,658,026)    $(1,073,274)    $(2,600,705)       $(948,567)

NET LOSS
PER SHARE,
CONTINUING
OPERATIONS    $     (.513)    $     (.177)    $     (.204)       $   (.063)

NET LOSS
PER SHARE     $     (.345)    $     (.094)    $     (.668)       $   (.224)



See accountants' review report.


        7 (F6)


                        SALIENT CYBERTECH, INC.

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                  Nine months     Three months    Nine months    Three months
                     ended           ended          ended           ended
                 September 30,   September 30,   September 30,   September 30,
                     2001            2001            2000            2000


NET (LOSS)
INCOME        $(3,658,026)    $(1,073,274)    $(2,600,705)      $(948,567)

Other compre-
hensive income
Currency
translation
adjustments             -         (14,945)          2,000           1,015

COMPREHENSIVE
(LOSS)
INCOME        $(3,658,026)    $(1,088,219)    $(2,598,705)      $(947,552)


See accountants' review report.


        8 (F7)


                        SALIENT CYBERTECH, INC.

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                        Additional   Accumulated other   Retained
                Common   Paid-in      Comprehensive      Earnings
                Stock    Capital         Income         (deficit)   Total

BALANCE,
January 1,
2000         $   3,164  $  390,806   $   4,005          $ 159,844  $  557,819

Common Stock
sold             1,235   1,233,765                                  1,235,000

Common Stock
issued
for
compensation        71     285,085                                    285,156

Common Stock
issued
for services     2,863  12,685,241                                 12,688,104

Syndication
costs                  (12,510,943)                               (12,510,943)

Common and
Preferred Stock
issued for
purchase of
subsidiary          92   3,195,406                                  3,195,498

Gain from
currency
conversion                               2,985                          2,985

Net loss                            (3,929,215)        (3,929,215)

Balance,
December 31,
2000             7,425   5,279,360       6,990         (3,769,371)  1,524,404

Common Stock
issued as
compensation     9,175     555,750                                    564,925

Common Stock
issued           2,505     449,636                                    452,141

Gain from
currency
conversion                              (6,990)                        (6,990)

Net income                          (3,658,026)        (3,658,026)

BALANCE,
September
30, 2001       $19,105 $ 6,284,746  $    -            $(7,427,397)$(1,123,546)



See accountants' review report.


        9 (F8)


                        SALIENT CYBERTECH, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                      September 30,
                                                  2001             2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                   $(3,658,026)     $(2,600,705)
Adjustments to reconcile
net income (loss) to
net cash used in operating
activities:
Depreciation                                   225,729           66,860
Amortization                                    85,844          175,200
Gain on foreign currency                        (6,990)
Stock issued for services                    1,017,066
(Decrease) increase in operating
assets:
Restricted cash                                                  75,358
Accounts receivable - net                      184,657         (219,797)
Inventory                                    1,001,255          (96,445)
Other receivables                             (796,000)
Prepaid expenses                                38,284           63,416
Prepaid legal and consulting fees                               555,363
Other assets                                   137,528           (1,562)
(Decrease) increase in operating
liabilities:
Accounts payable                            (1,044,274)         201,470
Accrued expenses                                 6,211           (5,036)
Accrued interest                               111,638           43,661

NET CASH USED IN OPERATING ACTIVITIES       (2,697,078)      (1,742,217)

CASH FLOWS USED BY INVESTING ACTIVITIES
Purchase of property and equipment                              (49,234)
Property and equipment
included in sale of subsidiaries             4,286,058
Sale of subsidiaries - see schedules
below - Purchase of short-term
investments                                                      (4,002)

NET CASH PROVIDED (USED) BY INVESTING
ACTIVITIES                                   4,286,058          (53,236)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans                              600,015          475,071
Proceeds from loans from related
parties                                        111,189           53,743
Repayments from shareholder                    (41,591)          33,565
Repayments of loans                           (119,255)        (212,123)
Debt included in sale of subsidiary         (2,820,111)
Proceeds from sale of Common Stock                            1,250,000

NET CASH (USED) PROVIDED BY
FINANCING ACTIVITIES                        (2,269,753)       1,600,256

See accountants' review report.


        10 (F9)


                        SALIENT CYBERTECH, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Continued)

                                                      September 30,
                                                  2001             2000


NET DECREASE IN CASH                          (680,773)        (195,197)

CASH, at beginning of period                   681,828          356,240

CASH, at end of period                     $     1,055      $   161,043
SUPPLEMENTAL DISCLOSURES:
Interest paid                              $    42,608      $    74,230

Schedule of non-cash investing and
financing
transactions:
6 shares of Preferred Stock
converted to
7,500,000 Common Shares,
expensed as
compensation expense                       $   540,000

175,000 shares issued for
compensation
expense                                    $    15,750

Issuance of 2,430,353 shares
for services                               $   449,636

Sale of 100% stock in Futronix, Inc.
Assets sold:
Cash                                       $   322,902
Accounts receivable                            185,434
Inventory                                    1,045,420
Property and equipment                       4,240,735
Other assets                                    36,435
                                             5,830,926

Liabilities released:
Payables and accrued expenses                1,021,597
Debt                                         2,995,920

Net assets sold                            $ 1,813,409

Payment for net assets sold:
Cash due                                   $   800,000
Investments due                              4,000,000
Advances to Futronix                        (1,325,000)
Gain on sale of subsidiary                  (1,661,591)

                                           $ 1,813,409
        11 (F10)

                        SALIENT CYBERTECH, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Continued)

                                                      September 30,
                                                  2001             2000


Sale of 100% stock in Gemini Learning
Systems, Inc.
Assets sold:
Property and equipment                     $    45,323
Goodwill                                       102,694
Other assets                                     6,223
                                               154,240

Liabilities released:
Bank overdraft                                   7,653
Payables and accrued expenses                  207,305
Intercompany liability                       1,536,636
Related party debt                             149,191
                                             1,900,785

Net liabilities released                   $(1,746,545)

Transaction consideration:
Advances to Gemini                         $(1,536,636)
Release of bond debt                         1,000,000
Gain on sale of subsidiary                  (1,209,909)

                                           $(1,746,545)


        12 (F11)


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

During the third quarter 1999, the Company acquired, for stock, Gemini Learning Systems, Inc., which operated as part of the Internet/technology division of the company. Gemini Learning Systems, Inc. was sold by the Company to Haines Avenue, LLC. on September 28, 2001, subject to ratification of the transaction by the shareholders of the Company. The terms of the sale were:

1) Haines would retire the convertible debenture it had held, issued on November 10, 2000, said debenture fully described in the Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on November 22, 2000 and in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, said Report filed with the SEC on March 19, 2001.

2) All monies owed to Haines pursuant to the debenture issued by the Company to Haines in the sum of $600,000 would become a non-recourse loan, secured solely by the Company's interest in Futronix, Inc., a former subsidiary of the Company sold on March 19, 2001 to Trident Systems International, Inc. The transaction and its aftermath are more fully described in the Reports on Form 8-K filed with the SEC on March 21, 2001 and May 8, 2001. (See also, Legal Proceedings, below).

3) All conversion priveleges associated with the abovementioned debentures would be extinguished effective September 28, 2001.

4) In the event that the Company merged with another Company or in the event that a reverse takeover of the Company occurred, Haines would receive consideration equal to 18% of the Company's total consideration as a result of such transaction.

The agreements executed between the parties outlining the terms of the abovementioned agreement are appended to this Report as Exhibits.

On Tuesday May 23, 2000, Salient Cybertech, Inc. (the "Company") executed an agreement whereby it acquired Futronix, Inc. ("Futronix"). The acquisition was accomplished by the Company forming a Delaware subsidiary, known as Salient Acquisition Corporation, with that corporation merging with Futronix. The surviving Corporation, continued to carry on business as Futronix, Inc., a wholly owned subsidiary of the Company. The transaction is more fully described in the Report on Form 8-K, filed on May 25, 2000, with the Securities and Exchange Commission.

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

Salient Cybertech's revenues are currently primarily from the product sales of Gemini. However, as Gemini was sold on September 28, 2001, the income is non-recurring, and, as of the date of sale, Salient has no active income or operating business.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS.


     The following discussion should be read in conjunction with the information contained in the Financial Statements of the Company and in conjunction with the Balance Sheet at December 31, 2000 and Income Statement for the year ended December 31, 2000 contained in the Company's Annual Report 10-KSB, and in conjunction with the quarterly 10-QSB reports for the periods ended March 31, 2001 and June 30, 2001, incorporated herein by reference, and is qualified in its entirety by reference to such Financial Statements and Reports.


RESULTS OF OPERATIONS

All of the Company's revenues were derived from sales of Gemini Learning Systems, Inc. Gemini was sold to Haines Avenue, LLC. on September 28, 2001. Sales revenues are recognized when the products are shipped.

For the three-month period ending on September 30, 2001, the company had a loss of $191,344 from its discontinued operations. This reflects the operating loss from Gemini's operations. The comparable loss during the same quarter of 2000 was $683,282, reflecting losses from both Futronix, Inc. and Gemini. Futronix was sold in March of 2001, as more fully described elsewhere in this Report. Except for the revenues from discontinued operations, Salient had no operating revenues for the first nine months of the current fiscal year.

General and administrative expenses were $327,839 for the three-months ended September 30, 2001, compared to $254,206 for the same period in 2000. This large increase in general and administrative expenses for the period in 2001 is a one time expense associated with the issue of stock to Kim Adolphe and recognition of the stock conversion by Paul Sloan (both events more fully described elsewhere in this Report).

Interest expenses decreased from $11,079 in the third quarter of 2000 to $0.0 in the third quarter of 2001. Interest expense is expected to increase as interest accrues and future debt is incurred.

The operating loss for the current fiscal quarter was $327,939 as compared to an operating loss for the third quarter of 2000 of $815,453. The loss was due to the common shares issued and the expense adjustments, as mentioned above.

The net loss for the three-months ended September 30, 2001 was $1,073,284, as compared to a net loss of $948,567 for the same period in 2000. The overall loss in 2001 was due to adjustments for the sale of Gemini, Gemini's losses for the quarter, and the stock transactions mentioned above.

LIQUIDITY AND CAPITAL RESOURCES.

     Net cash used in operating activities was $2,697,078 for the third quarter of 2001 as compared to $1,742,217 for the third quarter of 2000. The increased use of cash was due predominately to the adjustments associated with the sale of Gemini.

Net cash provided by investing activities was $4,286,058 for the quarter ended September 30, 2001. Cash used in investing activities for the third quarter of 2000 was $53,236. The large sum generated in 2001 is reflective of the sale of Gemini.

Net cash used by financing activities was $2,269,753 for the three-months ended September 30, 2001, predominately due to the sale of Gemini.

The current cash position of the Company was $1,055 on September 30, 2001, while the total current assets of the company were $761,055 on September 30, 2001. The total current assets on December 31, 2000 were $1,906,024. The change in current asset levels is due to the decrease in Cash and Inventory which resulted from the sale of Futronix, Inc.

The current cash and working capital position and future income from operations will require sufficient additional capital to meet company cash and working capital needs in supporting Gemini until it is fully self sufficient.

MATERIAL EVENTS:

On September 28, 2001, Gemini Learning Systems, Inc., was sold to Haines Avenue, LLC. on terms that are discussed elsewhere in this Report, pursuant to the Agreements appended to this Report as Exhibits.

Kim Adolphe, president of Gemini Learning Systems, Inc. was issued 800,000 common shares in the capital stock of the Company to defray expenses paid by her on behalf of Gemini.

To insure the consummation of the Gemini transaction and thereby remove the conversion priveleges of the Haines Avenue, LLC. debentures, which would, at current market prices, give Haines the right to over 75,000,000 shares, Paul Sloan, President of Salient, converted 5 preferred shares into
7.5 million common shares.

Kim Adolphe resigned from the Board of Directors on November 14, 2001.

Sean Zausner was appointed to fill the opening created by her resignation.

Mr. Zausner has previous experience as a holder of a Series 7 license and working at multiple stock brokerage firms in the financial industry. In addition, Mr. Zausner has held various positions in the financial industry with hedge fund/day trading and venture capital organizations. Mr.
Zausner is currently employed by the IDT Group, Inc.

Jim Vondra resigned from the Board of Directors on November 14, 2001.

Darren Silverman was appointed to fill the opening created by his resignation.

Mr. Silverman has previous experience as a holder of a Series 7 license and working at multiple stock brokerage firms in the financial industry. In addition, Mr. Silverman has held various positions in the financial industry with hedge fund/day trading and venture capital organizations.
Mr. Silverman is currently employed by the IDT Group, Inc.

Ira Helman resigned from the Board of Directors on November 14, 2001, said resignation to be effective upon his receipt of specified securities which are in transit at the time of this filing. Mr. Helman also resigned as Acting Secretary of the Company.

Kristian Baso was appointed to fill the opening on the Board of Directors created by his resignation. Mr. Baso has previous experience as a holder of a Series 7 license and working at multiple stock brokerage firms in the financial industry. In addition, Mr. Baso has held various positions in the financial industry with hedge fund/day trading and venture capital organizations. Mr. Baso is currently employed by the IDT Group, Inc.

Paul Sloan, President of Salient, was appointed Acting Secretary of the Company at the pleasure of the Board of Directors until the next annual meeting of the Company.

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

Salient has advanced over $1.3 million to Futronix. The last $600,000 was advanced on March 20,2001, on the explicit understanding that Futronix was to be sold to Trident Systems International, Inc. The former owners of Futronix explicitly waived their rights to any rescission in November, 2000.

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

None.

Item 3. Defaults.

None

Item 4. Submission Of Matters To A Vote Of Security Holders.

The Company is currently preparing all material to be disseminated to the shareholders of the Company to consider, prior to calling a meeting of Shareholders to request the ratification of the sale of Futronix and the sale of Gemini.


Item 5. Other Information

On September 28, 2001, Gemini Learning Systems, Inc., was sold to Haines Avenue, LLC. on terms that are discussed elsewhere in this Report, pursuant to the Agreements appended to this Report as Exhibits.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

(13) Incorporated by reference:
Quarterly and Annual Reports on Form 10-QSB and 10-KSB, respectively, as timely filed with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934.

(24.6) Consent of Auditors                                     Page 19

(99) Agreements between Salient and Haines effecting the sale of
Gemini to Haines, retiring the $1,000,000 debenture issued on
November 10, 2000 to Haines, and modifying the debenture issued in
March, 2001, by Haines.                                        Page 20


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

                                          Salient Cybertech, Inc.

Dated:  November 15, 2001
                                              By: /s/Paul Sloan
                                              Paul Sloan
                                              President and CEO

EXHIBIT 24.6
                   Consent of Registrant's Auditors


November 14, 2001

Securities and Exchange Commission
Washington, D.C. 20549

RE:  Salient Cybertech, Inc.
     Report on Form 10-QSB for the Periods ending
     September 30, 2001 and September 30, 2000.





Gentlemen:


     We have reviewed the balance sheet, pro-forma balance sheet, and accompanying statements of the Registrant for the quarters ending on September 30, 2001 and September 30, 2000, and consent to the Accountant's reports and statements being filed with the Quarterly Report on Form 10-QSB for the quarter ending on September 30, 2001 with any amendment thereto. This accounting firm hereby consents to the filing of this consent as an exhibit to the Quarterly Report abovementioned.





/s/Bobbitt,Pittenger/s/
Certified Public Accountants

AMENDED AND RESTATED STOCK PLEDGE AND SECURITY AGREEMENT

	AMENDED AND RESTATED STOCK PLEDGE AND SECURITY AGREEMENT
(this "Restated Agreement"), dated as of September 28, 2001, between SALIENT CYBERTECH, INC., a Delaware corporation ("Pledgor" or "Debtor") and HAINES AVENUE, LLC, a Cayman Islands limited liability corporation ("Pledgee" or "Secured Party").

	Reference is made to the Stock Pledge Agreement, dated as of March 19, 2001 (the "Original Agreement"), between Pledgor and Pledgee.

	Reference is also made to the Amendment and Modification Agreement of even date herewith (the "Modification Agreement"), between Debtor and Secured Party. As contemplated by the Modification Agreement, Debtor and Secured Party desire to modify and amend the Original Agreement, as contemplated below. To reflect the foregoing, the Debtor and Secured
Party have agreed to restate the Original Agreement in its entirety, as set forth below.

	Unless otherwise specified, all capitalized terms not otherwise defined herein shall have the meanings ascribed to them in the Modification Agreement or, if not defined therein, in the Original Agreement.

	Section 1.     The Pledged Shares

	(a)	Except as provided below or as contemplated by the other
provisions of this Restated Agreement, the terms of Section 1 of the Original Agreement remain in effect and are incorporated herein by reference as if set forth herein in full. In connection therewith, Pledgor shall, to the extent not already accomplished, deliver to Pledgee certificate(s) representing the Shares, stamped with a bank medallion guarantee, along with a stock transfer power duly executed in blank by Pledgor, to be held by Pledgee as part of the Collateral (as defined below).

	(b)	Except as provided below or as contemplated by the other
provisions of this Restated Agreement, the terms of Section 5 of the Original Agreement remain in effect and are incorporated herein by reference as if set forth herein in full. The reference to "Section 6" in said Section 5 shall be deemed to refer to Section 10 of this Restated Agreement.

	Section 2.     The Security Interests.

     	(a)	In order to secure the due and punctual fulfillment and
performance of all of the Obligations of Debtor to the Secured Party, whether now existing or hereafter arising under any of the Transaction Agreements and all other documentation and instruments reflecting the Obligations (as defined below), whether direct or indirect, absolute or contingent, joint or several, due or to become due, whether now existing or hereafter arising, and any amendments, extensions, renewals or increases, and all costs and expenses of the Secured Party incurred in the enforcement or collection in connection with any of the foregoing, including reasonable attorneys' fees and expenses (all of the foregoing, collectively, included in the term

"Obligations" as used herein), the Debtor hereby grants, conveys, transfers and assigns to the Secured Party a continuing security interest in:

(i)		the Shares;

(ii)		the Futronix Interests;

(iii) all furniture, equipment, cash and marketable securities, current and future accounts receivable now or hereafter owned by the Debtor, or held by any agent, representative or bailee of the Debtor wherever located resulting from ownership of or the sale of the all or part of Debtor's interest in the Shares and/or the Futronix Interests;

in each event, whether now owned or hereafter acquired, together with all additions, substitutions, replacements and proceeds and all income interest, dividends and other distributions thereon and any other securities or assets received, receivable or otherwise distributed in respect or in exchange therefor, including, without limitation, any shares and other securities or assets into which the same are convertible or exchangeable (hereinafter collectively called the "Collateral"). To the extent not previously effected, Debtor shall, simultaneously herewith, deliver to the Secured Party one or more certificates representing 100% of the outstanding shares of Futronix (the "Futronix Shares"), accompanied by a duly endorsed stock transfer power which is stamped with a bank medallion guarantee, to be held by the Secured Party, to secure and perfect the Secured Party's security interest granted herein.

	(b)	The security interests granted pursuant to this Section 2
(the "Security Interests") are granted as security only and shall not subject the Secured Party to, or transfer or in any way affect or modify, any obligation or liability of the Debtor under any of the Collateral or any transaction which gave rise thereto.

	(c)	The Security Interests shall terminate on the date when
there are no outstanding Obligations, except that such Security Interest shall continue to secure (x) any Obligations outstanding on such date (each, an "Outstanding Obligation") and (ii) any obligations continuing to accrue with respect to Outstanding Obligations after such date.

	(d)	In addition to the delivery of the Shares referred to in
Section 2 of the Original Agreement and Section 1 of this Restated Agreement, all other shares and Collateral in the form of securities to be delivered to Secured Party shall be accompanied by delivery by Debtor of all executed stock transfer powers or other transfer documents necessary or desirable to, in the opinion of Secured Party, to effect the purposes and intent of this Restated Agreement. If at any time the Collateral delivered on or before the date of this Restated Agreement shall not be adequate to secure the Obligations as required hereunder, then, upon notice from Secured Party, Debtor shall promptly deliver to or as directed by Secured Party a sufficient number of additional Shares to comply with Debtor's obligations hereunder.

	Section 3.     Filing; Further Assurances.

	(a)	The Debtor will, at its expense, execute, deliver, file and
record (in such manner and form as the Secured Party may require), or permit the Secured Party to file and record, any financing statements, any carbon, photographic or other reproduction of a financing statement or this Restated Agreement (which shall be sufficient as a financing statement hereunder), any specific assignments or other paper that may be reasonably necessary or desirable, or that the Secured Party may request, in order to create, preserve, perfect or validate any Security Interest or to enable the Secured Party to exercise and enforce its rights hereunder with respect to any of the Collateral.

	(b)	At any time and from time to time, upon demand of the
Secured Party, the Debtor will give, execute, file and record any notice, financing statement, continuation statement, instrument, document or agreement that the Secured Party may consider necessary or desirable to create, preserve, continue, perfect or validate any security interest granted hereunder or to enable the Secured Party to inform its rights hereunder with respect to such security interest. Without limiting the generality of the foregoing, the Debtor hereby irrevocably appoints the Secured Party as the Debtor's attorney-in-fact to do all acts and things in the Debtor's name that the Secured Party may deem necessary or desirable, which appointment is deemed to be coupled with an interest, but which will expire when all of the Obligations have been satisfied. As long as any of the Obligations is outstanding, the Secured Party is authorized to file financing statements, continuation statements and other documents under the Uniform Commercial Code or any other applicable statute relating to the creation, recording and perfection of security interests (collectively, the "Commercial Code") relating to the Collateral without the Debtor's signature, naming the Debtor as debtor and the Secured Party as secured party.

	Section 4. Representations and Warranties of Debtor. The Debtor hereby represents and warrants to the Secured Party as follows (subject to the interests of Trident in and to the Futronix Shares):

	(a)	There are no restrictions on the pledge or transfer of any
of the Collateral, other than restrictions referenced on the face of any certificates evidencing the Collateral.

	(b)	the Debtor is the legal, beneficial and record owner of the
Collateral, which, if and to the extent relevant, is registered in the name of the Debtor as of the date hereof.

	(c)	Except as specified on Exhibit 1 attached hereto, the
Collateral is free and clear of any security interests, pledges, liens, encumbrances charges, agreements, claims or other arrangements or restrictions of any kind; and the Debtor will not incur, create, assume or permit to exist and pledge, security interest, lien, charge or other encumbrance of any nature whatsoever on any of the Collateral or assign, pledge or otherwise encumber any right to receive income from the Collateral. Except for such financing statements as may be described on Exhibit 1 attached hereto and made a part hereof, no financing statement covering the Collateral is on file in any public office, other than the financing statements filed pursuant to this Restated Agreement.

	(e)	The Debtor has the right to transfer the Collateral free of
any encumbrances and the Debtor will defend the Debtor's title to the Collateral against the claims of all persons, and any registration with, or consent or approval to or action by, any federal, state or other governmental authority or regulatory body which was or is necessary for the validity of the pledge and grant of the security interest in the Collateral has been obtained.

	(d)	Upon the occurrence of a Debtor Event of Default, no third
party has any rights to receive notice of such default or the sale of the Collateral or any portion thereof, and no third party has rights to purchase all or any portion of the Collateral.

	(e)	All additional information, representations and warranties
contained in Exhibit 1 attached hereto and made a part hereof are true, accurate and complete on the date hereof.

	(f)	To the extent not included in any of the representations
referred to above, each of the representations made in Section 7 of the Original Agreement is incorporated herein by reference as if stated herein in full.

	Section 5. Covenants of Debtor. The Debtor hereby covenants and agrees with the Secured Party that the Debtor (a) will, at the Debtor's sole cost and expense, defend the Collateral against all claims and demands of all persons at any time claiming any interest therein junior to the Secured Party's interest; (b) will provide the Secured Party with prompt written notice of (i) any change in the chief executive officer (howsoever designated by title) of the Debtor or the office where the Debtor maintains its books and records pertaining to the Collateral or the corporate name of the Debtor; (ii) the movement or location of all or a material part of the Collateral to or at any address other than as set forth in said Exhibit 1; and (iii) any facts which constitute an event of default under any of the Transaction Agreements, or which, with the giving of notice and/or the passage of time, could or would constitute an Debtor Event of Default, pursuant to Section 8 below; (c) will promptly pay any and all taxes, assessments and governmental charges upon the Collateral prior to the date penalties are attached thereto, except to the extent that such taxes, assessments and charges shall be contested in good faith by the Debtor; (d) will immediately notify the Secured Party of any event causing a substantial loss or diminution in the value of all or any material part of the Collateral and the amount or an estimate of the amount of such loss or diminution; (e) will, to the extent consistent with industry practice, have and maintain adequate insurance at all times with respect to the Collateral against risks of fire (including so-called extended coverage) and theft, and such other risks as are customary in the Debtor's industry for the respective items included in the Collateral, such insurance to be payable to the Secured Party and the Debtor as their respective interests may appear, and shall provide for a minimum of ten (10) days prior written notice of cancellation to the Secured Party, and Debtor shall furnish the Secured Party with certificates or other evidence satisfactory to the Secured Party of compliance with the foregoing insurance provisions; (f) will not sell or offer to sell or otherwise assign, transfer or dispose of the Collateral or any interest therein, without the prior written consent of the Secured Party, except in the ordinary course of business; (g) will keep the Collateral free from any adverse lien, security interest or encumbrance (except for encumbrances existing on the date hereof) and, to the extent applicable, in good order and repair, reasonable wear and tear excepted, and will not waste or destroy the Collateral or any part thereof; and (h) will not use the Collateral in material violation of any statute or ordinance the violation of which could materially and adversely affect the Debtor's business.

	Section 6. Records Relating To Collateral. The Debtor will keep its records concerning the Collateral at its offices designated in
Exhibit 1 or at such other place or places of business of which the Secured Party shall have been notified in writing no less than ten (10) days prior thereto. The Debtor will hold and preserve such records and chattel paper and will permit representatives of the Secured Party at any time during normal business hours upon reasonable notice to examine and inspect the Collateral and to make abstracts from such records and chattel paper, and will furnish to the Secured Party such information and reports regarding the Collateral as the Secured Party may from time to time reasonably request.

	Section 7. General Authority. The Debtor hereby appoints the Secured Party the Debtor's lawful attorney, with full power of substitution, in the name of the Debtor, for the sole use and benefit of the Secured Party, but at the Debtor's expense, to exercise, all or any of the following powers with respect to all or any of the Collateral during the existence of any Debtor Event of Default:

	(a)	to demand, sue for, collect, receive and give acquittance
for any and all monies due or to become due;

	(b)	to receive, take, endorse, assign and deliver all checks,
debentures, drafts, documents and other negotiable and non-negotiable instruments and chattel paper taken or received by the Secured Party;

	(c)	to settle, compromise, prosecute or defend any action or
proceeding with respect thereto;

        (d) to sell, transfer, assign or otherwise deal in or with the same or the proceeds thereof or the related goods securing the Collateral, as fully and effectually as if the Secured Party were the sole and absolute owner thereof;

        (e) to extend the time of payment of any or all thereof and to make any allowance and other adjustments with reference thereto; and

	(f)  	to discharge any taxes, liens, security interests or other
encumbrances at any time placed thereon;

provided that the Secured Party shall give the Debtor not less than ten
(10) days prior written notice of the time and place of any sale or other intended disposition of any of the Collateral.

	Section 8. Debtor Events of Default. The Debtor shall be in default under this Restated Agreement upon the occurrence of any of the following events (a "Debtor Event of Default"):

	(a)  	if any representation or warranty made by the Debtor in
this Restated Agreement shall be false or misleading in any material respect;

	(b)	the Debtor's failure to pay to the Secured Party any amount
due from the Debtor to the Secured Party under any provision of any of the Transaction Agreements by the earlier of (i) the date specified in such provision for the payment of such amount or (ii) the date which is ten (10) business days after written demand for such payment is made by or on behalf of Secured Party to Debtor; or

	(c)  	the occurrence of any other default by the Debtor in the
fulfillment of any of the Obligations.

	Section 9.    Remedies Upon Debtor Event of Default.

	(a)	If any Debtor Event of Default shall have occurred, the
Secured Party may exercise all the rights and remedies of a Secured Party under the Commercial Code. The Secured Party may require the Debtor to assemble all or any part of the Collateral and make it available to the Secured Party at a place to be designated by the Secured Party which is reasonably convenient. The Secured Party shall give the Debtor ten (10) days prior written notice of the Secured Party's intention to make any public or private sale or sale at a broker's board or on a securities exchange of the Collateral. At any such sale the Collateral may be sold in one lot as an entirety or in separate parcels, as the Secured Party, in its sole discretion, may determine. The Secured Party shall not be obligated to make any such sale pursuant to any such notice. The Secured Party may, without notice or publication, adjourn any public or private sale or cause the same to be adjourned from time to time by announcement at the time and place fixed for the sale, and such sale may be made at any time or place to which the same may be adjourned. The Secured Party, instead of exercising the power of sale herein conferred upon it, may proceed by a suit or suits at law or in equity to foreclose the Security Interests and sell the Collateral, or any portion thereof, under a judgment or decree of a court or courts of competent jurisdiction.

	(b)	At any bona fide public sale the Secured Party shall be
free to purchase all or any part of the Collateral. Any such sale may be on cash or credit. The Secured Party will not be obligated to make any sale and may sell at the time and place to which the sale is adjourned. If the Collateral is customarily sold on a recognized market or threatens to decline speedily in value, the Secured Party may sell such Collateral at any time without giving prior notice to the Debtor. Whenever notice is otherwise required by law to be sent by the Secured Party to the Debtor of any sale or other disposition of the Collateral, three (3) days' written notice sent to the Debtor at the notice address specified below will be reasonable.

	Section 10. Application of Collateral and Proceeds. The proceeds of any sale of, or other realization upon, all or any part of the Collateral shall be applied in the following order of priorities: (a) first, to pay the reasonable expenses of such sale or other realization, including, without limitation, reasonable attorneys' fees, and all expenses, liabilities and advances reasonably incurred or made by the Secured Party in connection therewith, and any other unreimbursed expenses for which the Secured Party is to be reimbursed pursuant to Section 11; (b) second, to the payment of the Obligations in such order of priority as the Secured Party, in its sole discretion, shall determine; and (c) finally, to pay to the Debtor, or its successors or assigns, or as a court of competent jurisdiction may direct, any surplus then remaining from such proceeds.

	Section 11. Expenses; Secured Party's Lien. The Debtor will forthwith upon demand pay or reimburse to the Secured Party: (a) the amount of any taxes which the Secured Party may have been required to pay by reason of the Security Interests (including, without limitation, any applicable transfer taxes) or to free any of the Collateral from any lien thereon;
and (b) the amount of any and all reasonable out-of-pocket expenses, including, without limitation, the reasonable fees and disbursements of its counsel, and of any agents not regularly in its employ, which the Secured Party may incur in connection with (i) the preparation of any amendments or modifications of this Restated Agreement, (ii) the collection, sale or other disposition of any of the Collateral; (iii) the exercise by the Secured Party of any of the powers conferred upon it hereunder, or (iv) any default by the Debtor hereunder.

	Section 12. Termination of Security Interests; Release of Collateral. Upon the payment and performance in full of all the Obligations, the Security Interests shall terminate and all rights to the Collateral shall revert to the Debtor. Upon any such termination of the Security
Interests or release of Collateral, the Secured Party will, at the Debtor's expense, to the extent permitted by law, execute and deliver to the Debtor such documents as the Debtor shall reasonably request to evidence the termination of the Security Interests or the release of such Collateral, as the case may be.

	Section 13. Notices. All notices and other communications, including payment, contemplated by this Restated Agreement from either party to the other shall be in writing and shall be deemed received when actually received if personally delivered, when transmission is confirmed if sent by telecopy, upon expiration of the first business day after being dispatched if sent by Federal Express or other reputable overnight courier service or upon expiration of the third business day after being deposited in the United States mail, postage prepaid, registered or certified mail, return receipt requested, addressed to the other Party as follows:

	TO DEBTOR:

	If by mail or by		Debtor's address provided separately
                                        to Secured Party
        personal delivery,              Attn:
	carrier or private courier:	Telephone: (   )    -

	If by telecopy:			Attn:
					Facsimile Telephone: (   )    -

	TO SECURED PARTY:

	If by mail or by		Secured Party's address provided
                                        separately to Debtor
	personal delivery, 		Attn: David Sims
	carrier or private courier:	Telephone: (284) 494-4770

	If by telecopy:			Attn: David Sims
					Facsimile Tel: (284) 494-4771

Any Party hereto may change its notice address by notice similarly given.

	Section 13.    Miscellaneous.

	(a) 	 The provisions of Section 10 and Section 11(e) of the
Original Agreement are incorporated herein by reference as if set forth herein in full. The provisions of Section 7 of the Modification Agreement

	(b)	This Restated Agreement shall be governed by and interpreted in accordance with the laws of the State of New York for contracts to be wholly performed in such state and without giving effect to the principles thereof regarding the conflict of laws.

 	(c)	If any provision hereof shall prove invalid or unenforceable in any jurisdiction whose laws shall be deemed applicable, the other provisions hereof shall remain in full force and effect in such jurisdiction and shall be liberally construed in favor of the Secured Party.

	(d) 	A facsimile transmission of this signed Restated Agreement
shall be legal and binding on all parties hereto. This Restated Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original, but all of which shall constitute one and the same instrument. This Restated Agreement shall become effective when each of the parties hereto shall have executed and delivered a copy hereof to the other party.

	(e)	The terms and conditions set forth herein represent the
entire agreement between the parties hereby relating to the subject matter contemplated herein. In furtherance of the foregoing, and not in limitation thereof, the parties acknowledge and agree that this Restated Agreement is the sole, complete and entire contract, agreement and understanding between the Debtor and the Secured Party concerning the subject matter hereof for any and all purposes whatsoever; and this Restated Agreement supersedes any and all prior contracts, agreements, relationships, understandings, and/or negotiations, whether oral or written, concerning any of the foregoing.

	(f)	The language of this Restated Agreement shall, in any and
all cases, for any and all purposes, and in any and all circumstances be construed as a whole, according to its fair meaning, not strictly for or against the Debtor or the Secured Party, and with no regard whatsoever to the identity or status of any person or persons who drafted all or any part of this Restated Agreement.

	(g)	Except as provided herein, this Restated Agreement shall
inure to the benefit of and shall be the legally binding obligation of the parties hereto and their respective successors or assigns.

	(h)	No failure on the part of the Secured Party to exercise, and no delay in exercising, and no course of dealing with respect to, any right, power or remedy under this Restated Agreement shall operate as a waiver thereof; nor shall any single or partial exercise by the Secured Party of any right, power or remedy under this Restated Agreement preclude the exercise, in whole or in part, of any other right, power or remedy. The remedies in this Restated Agreement are cumulative and are not exclusive of any other remedies provided by law. Neither this Restated Agreement nor any provision hereof may be changed, waived, discharged or terminated orally but only by a statement in writing signed by the party against which enforcement of the change, waiver, discharge or termination is sought.

	(j)	It is the intention of the parties to continue and modify
the interests granted to the Secured Party in the Original Agreement, so that this Restated Agreement (including the references to specific sections or provisions of the Original Agreement) shall constitute the terms of the entire agreement of the parties with respect to the subject matter hereof.


[BALANCE OF PAGE INTENTIONALLY LEFT BLANK.]

	(i) 	Unless otherwise defined herein, or unless the context
otherwise requires, all terms used herein which are defined in the New York Uniform Commercial Code have the meanings therein stated.

	IN WITNESS WHEREOF, each of the Debtor and the Secured Party has caused this Restated Agreement to be signed and delivered as of the date first above written.

                                 SALIENT CYBERTECH, INC.,
                                 Debtor and Pledgor

                                 By: /s/Paul Sloan

                                 NAME: Paul Sloan
                                 TITLE: President


                                 HAINES AVENUE, LLC,
                                 Secured Party and Pledgee


                                 By: /s/David Sims

                                 NAME: Director, Navigator, Inc.
                                 TITLE: Director

	AMENDMENT AND MODIFICATION AGREEMENT (this "Agreement"), dated as of September 28th, 2001, between SALIENT CYBERTECH, INC., a Delaware corporation, with principal offices at 1999 Lincoln Drive, Suite 202, Sarasota, Florida 34236 ("Salient") and HAINES AVENUE, LLC, a Cayman Islands' limited liability company.

RECITALS

A.	Transactions between Salient and Haines

	On or about November 14, 2000, Salient and Haines entered in certain transactions (the "November Transactions") reflected in certain agreements, including, but not necessarily limited to, a Convertible Debenture Purchase Agreement and the Transaction Documents referred to or contemplated therein
(collectively, the "November Documents").   As part of the November
Transactions, Salient issued its $1,000,000 8% Convertible Debenture Due November 14, 2003 (the "November Debenture") to Haines to reflect a loan in that amount by Haines to Salient.

	On or about March 19, 2001, Salient and Haines entered into additional transactions (the "March Transactions") reflected in certain agreements, including, but not necessarily limited to a Stock Pledge Agreement (the "Pledge Agreement"). As part of the March Transactions, Salient issued its $600,000 8% Convertible Debenture Due March 19, 2004
(the "March Debenture") to Haines to reflect a loan in that amount by Haines to Salient.

	Each of the November Debenture and the March Debenture (each, a "Debenture") is convertible into shares of Salient's common stock ("Common Stock") in accordance with its respective terms.

B.	Salient Transactions Regarding Futronix

 	Pursuant to one or more agreements (collectively, the "Futronix Agreement") among Futronix, Inc. ("Futronix"), the shareholders of Futronix (the "Original Owners") and Salient, Salient acquired, directly or indirectly, all of the shares of Futronix (the "Futronix Stock").

	In March 2001, Salient entered into one or more agreements (collectively, the "Trident Agreement") to sell Futronix to Trident Systems International, Inc. ("Trident") for 400,000 shares of Trident Common Stock (the "Trident Stock") and an aggregate of $800,000 in cash (the
"Trident Cash").

	Subsequent to entering into the Trident Agreement, certain of the Original Owners made claims regarding the effect of the Futronix Agreement and ownership of Futronix. Salient commenced an action (the "Futronix Suit") against, among others, the Original Owners and other parties (collectively, the "Futronix Defendants") seeking a declaratory judgment regarding
Salient's ownership of Futronix and recovery of damages from the Futronix Defendants.

	  To date, except for $55,000, none of the Trident Stock or the Trident Cash (collectively, the "Trident Consideration") has been paid to Salient.

C.	Other

	Salient owns all of the outstanding shares (the "Gemini Stock") of Gemini Learning Systems, Inc. ("Gemini").

D.	Objectives of Parties

	Salient desires to transfer the Gemini Stock to Haines, and Haines desires to acquire the Gemini Stock from Salient, in consideration of the cancellation of the November Debenture.

	Haines is willing to agree to certain modifications to the terms of the March Debenture. Salient will, to the extent not included in the Pledge Agreement, grant Haines a security interest in the Futronix Interests to secure the Obligations (as those terms are defined below). Salient will, in consideration of the modifications to the March Debenture, make certain commitments to Haines regarding the Futronix Suit and agree to provide certain consideration to Haines based on certain developments regarding the Futronix Suit and other matters.

	NOW THEREFORE, Salient and Haines (each, a "Party"), for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, hereby agrees as follows:

	1.	Certain Definitions

	(i)	"Escrow Agent" means Krieger & Prager, LLP, as escrow agent
pursuant to the terms of the Escrow Instructions annexed hereto as Exhibit A (the "Escrow Instructions") or any successor escrow agent designated pursuant to the terms of the Escrow Instructions or by agreement of the Parties.

	(ii)	"Futronix Interests" means (a) any proceeds to be received
by Salient from Futronix or the Futronix Defendants pursuant to any recovery resulting from the Futronix Suit, or from any settlement thereof, (b) the Futronix Stock and the assets of Futronix should ownership of Futronix revert to Salient, and (c) the Trident Consideration received by Salient.

	(iii)	"Gemini Closing Date" means the date on which the transfer
of the Gemini Stock from Salient to Haines is effected.

	(iv)	"Haines Shares" means, if there is a Shell Transaction, 18%
of any assets (cash, stock or other) received by Salient or its shareholders upon consummation of the Shell Transaction, which shall be transferred to the Escrow Agent contemplated by the Pledge Agreement, as amended as contemplated by this Amendment Agreement, immediately upon and contemporaneous with the consummation of the Shell Transaction.

	(v)	"Obligations" means the payment to Haines of all amounts due to Haines under the March Debenture (including, but not limited to, principal and interest) and all other unsatisfied obligations of Salient to Haines under any of the Transaction Agreements.

	(vi)	"Shell Transaction" means a transaction in which Salient is
sold or is merged with another entity.

	(vii)	"Transaction Agreements" means each of the agreements, and
any amendment thereof, relating to the November Transactions, the March Transactions, this Agreement and any future agreement between Salient and Haines.

	2.	Transfer of Gemini to Haines

	(a)	In consideration of the delivery of the November Debenture
to Salient, but subject to the conditions set forth below, Salient hereby sells, assigns and otherwise transfers full ownership of the Gemini Stock to Haines.

	(b)	Subject to the conditions set forth below, Haines agrees to
deliver the November Debenture to Salient in consideration of the transfer of the Gemini Stock as provided herein.

	(c)	The transfer of the Gemini Stock to Haines contemplated by
this Section (the "Gemini Transaction") is conditioned upon the satisfaction of each of the following conditions:

(i)	the representation, which is hereby made by Salient to Haines, that
Salient owns and is transferring to Haines all of the Gemini Stock, representing one hundred percent (100%) ownership of Gemini, free and clear of all claims, liens or other encumbrances of any kind or nature against the Gemini Stock and that there are no outstanding warrants or other rights to purchase any of the shares of Gemini held by Salient or any previously unissued shares of Gemini;

(ii)	as of the Gemini Closing Date, Salient shall have received
shareholder pre-approval of Gemini Transaction and the sale of Salient's assets contemplated thereby;

(iii)	as of the Gemini Closing Date, Salient shall have obtained the consent or approval of all of its creditors, other than Haines, to the Gemini Transaction, to prevent any claims by creditors or a trustee in bankruptcy or debtor in possession which could invalidate the transfer contemplated by the Gemini Transaction from Salient to Haines or result in any liability to Haines; provided, however, that Salient has advised Haines that it may not be able to obtain such consent of Larry Provost (the "Specified Claimant") with respect to any claims he may have against the Salient, in which event the provisions of Section 3(g) hereof shall apply;

(iv)	the Gemini Transaction will comply with all relevant or appropriate federal, state and local laws and regulations;

(v)	as of the Gemini Closing Date, all intercompany liabilities of Gemini in favor of Salient or any of its affiliates or assignees (the "Salient

Group") will be have been extinguished and written confirmation thereof shall have been provided to Haines;

(vi)	the representation by Salient, as of the date hereof and confirmed as of the Gemini Closing Date, that Salient has no intention to file for bankruptcy under any relevant federal or local statute and is not aware of any creditor contemplating taking any action which would result in Salient's being placed in bankruptcy under any such statute;

(vii)	the current Net Outflow of Cash during the period from ______ 2001 to the Gemini Closing Date will not exceed an average of $75,000 per month and Salient shall confirm the same to Haines on the Gemini Closing Date; and

(viii)	on the Gemini Closing Date, Haines shall have received an opinion of counsel to Salient, in form and substance satisfactory to Haines, to the following effect and such other matters as Haines may reasonably request: this Agreement and any other documents necessary or appropriate to reflect the transactions contemplated hereby and the consummation of such transactions have been duly authorized on behalf of Salient; this Agreement and such other documents have been duly signed and delivered on behalf of Salient; this Agreement and such other documents are the valid and binding obligations of Salient, enforceable against it in accordance with their respective terms; and confirming the conditions set forth in each of paragraphs (i) through (iv) above, respectively, has been satisfied.

	(d)	On the Gemini Closing Date, Salient shall deliver to Haines
the Gemini Stock representing 100% of the outstanding shares of Gemini duly endorsed to Haines, all books and records of Gemini, and certificates of officers of Salient confirming the matters contemplated in subsection
(iii) above.

	(e)	On the Gemini Closing Date, Haines shall deliver the
November Debenture to the Escrow Agent, to be held in escrow until the date which is ninety-five (95) days after the Gemini Closing Date. If, as of such date, (x) Salient had not filed for bankruptcy and/or was not subject to a bankruptcy filing made by any other party (other than Haines), unless such filing was subsequently dismissed and (y) no claim is made by any party calling into question the validity of the Gemini Transaction, then the Escrow Agent shall release the November Debenture to Salient. If, however, as of such date, either or both of the foregoing conditions has not been met, Haines shall have the right to demand, by written notice to the Escrow Agent with a copy to Salient, that the Escrow release of the November Debenture to Haines in exchange for the Gemini Stock, and the Escrow Agent shall comply with such request.

	(f)	The Gemini Closing Date will be the first business day after
Salient notifies Haines and the Escrow Agent in writing that all of the conditions referred to above have been satisfied.

	(g)	Salient agrees that, if by the Gemini Closing Date, Salient
does not obtain the consent of the Specified Claimant by the Gemini Closing

Date or of any other party claiming to be a creditor of Salient (each, an "Other Claimant") and making a claim which could invalidate, in whole or in part, the transfer contemplated by the Gemini Transaction from Salient to Haines or result in any liability to Haines, Salient shall, and hereby does, indemnify and hold harmless each of Haines, its employees, officers, directors, agents, and shareholders, and their respective affiliates, from and against all claims, losses, damages, costs (including the costs of preparation and attorney's fees and disbursements) and expenses suffered in respect of any claim whatsoever made by the Specified Claimant or by any Other Claimant against such indemnified party which could invalidate the transfer contemplated by the Gemini Transaction from Salient to Haines or result in any liability to Haines.

	3.	Amendments to March Debenture and Security Agreement

	(a)	In consideration of the agreements of Salient set forth
below in this Section, and subject to the other provisions of this Section, Haines hereby agrees, as of the date hereof,

(i)	Effective on the date which is ninety-five (95) days after the date of this Agreement and provided that Salient's representations in Section 4 of this Agreement are true as of such date, Haines waives any and all rights it may have under the March Debenture to convert the March Debenture into Common Stock;

(ii)	Haines agrees that, effective on the date which is ninety-five (95)
days after the date of this Agreement and provided that Salient's representations in Section 4 of this Agreement are true as of such date, Salient's obligations to pay amounts due under the March Debenture will not be recourse to Salient, but will be payable only out of the Futronix Interests; and

(iii)	Haines agrees that it will suspend its right to demand payment under the March Debenture and the other Obligations  until the earlier of (1)
June 30, 2002, (2) the resolution of the Futronix Suit, whether by settlement, decision or abandonment, (3) receipt of the Trident Consideration, (4) any default by Salient under any of the Transaction Agreements arising on or after the date hereof, or (5) any default or breach of representations and warranties by Salient hereunder; however, payment of the March Debenture and all other Obligations shall be due on such date, with time being of the essence.

	(b)	Salient confirms the security interest granted to Haines
under the Pledge Agreement. To the extent not already included in the security interest contemplated by the Pledge Agreement, Salient hereby agrees that the Pledge Agreement shall be amended as follows:

(i)	each of the terms "Obligations," "Transaction Agreements,"
"Futronix Interests" and "Escrow Agent", as used in the Pledge Agreement, shall have the meaning ascribed to it in this Amendment Agreement;

(ii)	the Pledge Agreement is amended as provided in Exhibit A hereto.

(c)	In consideration of Haines's agreements set forth above in
this Section, Salient agrees as follows:

(i)	Salient will diligently prosecute the Futronix Suit at Salient's sole cost and expense;

(ii)	If the proceeds of the Futronix Suit actually realized by Salient exceed the then accrued amount of the Obligations, then, after applying such proceeds to the payment of such accrued amount, Salient will pay Haines an amount equal to fifty percent (50%) of such excess;

(iii)	If the proceeds of the Futronix Suit actually realized by Salient do not equal the then accrued amount of the Obligations, Haines will be entitled to retain the Haines Shares;

(iv)	For purposes of the foregoing provisions of this Section, the proceeds of the Futronix Suit actually realized by Salient will be determined when the Futronix Suit is resolved, whether by settlement, decision or abandonment, but in no event later than the earlier of 18 months from the signing of this Agreement or one year from the consummation of the Shell Transaction;

(v)	Haines shall have piggy back right registration rights with respect to the Haines Shares;

(vi)	Salient (or its successor) shall be obligated to take all steps required or necessary to enable Haines to sell the Haines Shares under SEC Rule 144 up to the maximum number of shares contemplated by such rule.

	4.	Salient Representations

	Salient hereby represents to Haines that, as of the date of this Agreement, on the Gemini Closing Date and on the date which is ninety-five days after the date hereof:

(i)	Salient is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware and has the requisite corporate power to own its properties and to carry on its business as now being conducted.

(ii)	This Agreement and each of the other Transaction Agreements to which Salient is signatory, and the transactions contemplated thereby, have been duly and validly authorized by all necessary corporate action of
Salient.   This Agreement has been duly executed and delivered by Salient and this Agreement is, and each of the other Transaction Agreements, when executed and delivered by Salient Company, will be, a valid and binding agreement of Salient enforceable in accordance with its respective terms.

(iii)	The execution and delivery of this Agreement and each of the other
Transaction Agreements by Salient, and the consummation by Salient of the other transactions contemplated by this Agreement and the other Transaction Agreements do not and will not conflict with or result in a breach by Salient of any of the terms or provisions of, or constitute a default under the certificate of incorporation or by-laws of Salient, each as currently in effect.

 	(iv)	All consents of all necessary parties to enable the
transactions contemplated herein to be effectuated in full shall have been obtained (or with respect to the Gemini Transaction, obtained prior to the Gemini Closing Date).

(v)	Salient has not filed for bankruptcy protection under any federal or other applicable statute or regulation and confirms that it has no current intention of making any such filing.

(iv)	No involuntary bankruptcy proceeding has been instituted against
Salient, unless such proceeding has been discharged within sixty (60) days after it was instituted.

	5.	Releases

	(a)	(i)	Salient hereby releases and forever discharges
Haines, its employees, officers, directors, agents, and shareholders, and their respective affiliates, from and with respect to any and all claims, demands or causes of action whatsoever, in law or in equity, arising or relating to actions taken or omitted at any time from the beginning of the world through and including the date hereof, whether known or unknown and whether asserted or not.

		(ii)	By his signature in the space provided below, Paul
Sloan hereby releases and forever discharges Haines, its employees, officers, directors, agents, and shareholders, and their respective affiliates, from and with respect to any and all claims, demands or causes of action whatsoever, in law or in equity, arising or relating to actions taken or omitted at any time from the beginning of the world through and including the date hereof, whether known or unknown and whether asserted or not.

	(b)	Haines hereby releases and forever discharges Salient, its
employees, officers, directors, agents, and shareholders, and their respective affiliates, from and with respect to any and all claims, demands or causes of action whatsoever, in law or in equity, arising or relating to actions taken or omitted at any time from the beginning of the world through and including the date hereof, whether known or unknown and whether asserted or not; provided, however, that the foregoing release shall not apply with respect to any claims relating to any obligations of Salient that are referred to in or contemplated by the Transaction Agreements (as and to the extent the same may be modified by the terms of this Agreement) or this Agreement.

	6.	Notices

	All notices and other communications, including payment, contemplated by this Agreement from either Party to the other shall be in writing and shall be deemed received when actually received if personally delivered, when transmission is confirmed if sent by telecopy, upon expiration of the first business day after being dispatched if sent by Federal Express or other reputable overnight courier service or upon expiration of the third business day after being deposited in the United States mail, postage prepaid, registered or certified mail, return receipt requested, addressed to the other Party as follows:

	TO SALIENT:

	If by mail or by		Salient's address at the head of
                                        this Agreement
        personal delivery,
	carrier or private courier:	Telephone: (   )    -

	If by telecopy:			Facsimile Telephone: (   )    -
	In each case, with a copy to:







	TO HAINES:

	If by mail or by		Haines's address at the head of this
                                        Agreement
	personal delivery, 		Attn:
	carrier or private courier:	Telephone: (   )    -

	If by telecopy:			Attn:
					Facsimile Tel: (   )    -

	In each case, with a copy to:	Krieger & Prager LLP
					39 Broadway
					Suite 1440
					New York, NY 10006
					Attn: Ronald Nussbaum, Esq.
					Telephone No.: (212) 363-2900
                                        Telecopier No. (212) 363-2999

Any Party hereto may change its notice address by notice similarly given.

	7.	Arbitration

	(a)	Salient and Haines each desires to resolve any and all
disputes which may ever arise between them solely through binding arbitration in order to avoid any possibility of their having to incur the expense, loss of time, vagaries and uncertainties of litigation.

	(b)	Except as otherwise expressly provided in this Agreement,
any controversy, dispute and/or claim ("Claim") which Haines may have against Salient or which Salient may have against Haines and/or any of its officers, directors, shareholders, employees, representatives, agents, successors, assigns, licensors, licensees and other affiliated persons, firms, corporations, associations, partnerships, joint ventures and/or entities in their capacity as such or otherwise, including, without limitation, any Claim arising out of, concerning or relating to this Agreement; the meaning, application and/or interpretation of this Agreement; the formation of this Agreement; any breach or claimed breach of this Agreement, shall be settled solely by arbitration in accordance with the Arbitration Rules (the "Rules") of New York. In the event of any conflict between the Rules and the provisions of this Agreement, this Agreement shall control for any and all purposes.

	(c) 	Each Party to any arbitration will pay the cost, including
the attorneys fees, of presenting its case, and Salient and Haines shall each pay one-half (1/2) of the fees of the arbitrator(s), the costs of any record or transcript of the arbitration proceedings, any and all administrative fees, and all other fees and costs of the arbitration.

	(d) 	Judgment upon the award rendered by the arbitrator(s) may
be entered in any court having jurisdiction thereof.

	(e) 	Any arbitration proceeding shall be held in New York unless
Haines and Salient specifically agree in writing to another location for such proceeding.

	8.	Miscellaneous

	(i)	This Agreement shall be governed by and interpreted in
accordance with the laws of the State of New York for contracts to be wholly performed in such state and without giving effect to the principles thereof regarding the conflict of laws. Each of the parties consents to the jurisdiction of the federal courts whose districts encompass any part of the City of New York or the state courts of the State of New York sitting in the City of New York in connection with any dispute arising under this Agreement and hereby waives, to the maximum extent permitted by law, any objection, including any objection based on forum non conveniens, to the bringing of any such proceeding in such jurisdictions.

	(ii)	Failure of any party to exercise any right or remedy under
this Agreement or otherwise, or delay by a party in exercising such right or remedy, shall not operate as a waiver thereof.

	(iii)	Except as provided herein, this Agreement shall inure to the benefit of and shall be the legally binding obligation of the Parties hereto and their respective successors or assigns.

	(iv)	All pronouns and any variations thereof refer to the
masculine, feminine or neuter, singular or plural, as the context may require.

	(v)	A facsimile transmission of this signed Agreement shall be
legal and binding on all Parties hereto. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original, but all of which shall constitute one and the same instrument. This Agreement shall become effective when each of the Parties hereto shall have executed and delivered a copy hereof to the other Party.

	(vi)	The headings of this Agreement are for convenience of
reference and shall not form part of, or affect the interpretation of, this Agreement.

	(vii)	The language of this Agreement shall, in any and all cases,
for any and all purposes, and in any and all circumstances be construed as a whole, according to its fair meaning, not strictly for or against Salient or Haines, and with no regard whatsoever to the identity or status of any person or persons who drafted all or any part of this Agreement.

	(viii)	The Parties acknowledge and accept their duties to deal
with each other in good faith in applying the provisions of this Agreement.

	 (ix)	If any provision of this Agreement shall be invalid or
unenforceable in any jurisdiction, such invalidity or unenforceability shall not affect the validity or enforceability of the remainder of this Agreement or the validity or enforceability of this Agreement in any other jurisdiction.

	(viii)	This Agreement may be amended only by an instrument in
writing signed by the party to be charged with enforcement thereof.

	(ix)	Except to the extent contemplated hereby, this Agreement
supersedes all prior agreements and understandings among the parties hereto with respect to the subject matter hereof.

 	(x)	Salient's representations and warranties herein shall
survive the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby and shall inure to the benefit of Haines and its successors and assigns.


[BALANCE OF PAGE INTENTIONALLY LEFT BLANK.]

		IN WITNESS WHEREOF, this Agreement has been duly executed by each of the parties, in each case by one of its duly authorized signatories, as of the date first above written.


                                           SALIENT CYBERTECH, INC.
                                           By:/s/Paul Sloan
                                          (Signature of Authorized Person)
                                           Paul Sloan, President
                                           Printed Name and Title



                                           HAINES AVENUE, LLC

                                           By:/s/ David Sims
                                          (Signature of Authorized Person)
                                           Director, Navigator, Inc.
                                           Printed Name and Title



Provisions of Section 5(a)(ii)
acknowledged and agreed to

/s/Paul Sloan
Paul Sloan

PAGE INTENTIONALLY LEFT BLANK.