Form 10KSB
period 2001-12-31
BRANDAID MARKETING CORP
filed 2002-04-01
CIK 1022409

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                         __________________________

                                FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended                        Commission File Number: 0-28772
December 31, 2001

                       BRANDAID MARKETING CORPORATION
        (Exact name of registrant as specified in its charter)

        DELAWARE                                      35-1990559
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification Number)

1715 Stickney Point Rd, Suite A-12,
Sarasota, Florida                                                34231
(Address of principal executive offices)                       (Zip Code)

Company's telephone number, including area code:            (941) 925-8213

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports), YES  X  NO   and (2) had
been subject to such filing requirements for the past 90 days  YES  X   NO .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form. [   ]

As of December 31, 2001 the Company had no revenues for the most recent fiscal.

The aggregate market value of voting stock held by non-affiliates of the Company was $1,658,776 based on the average price per share of $3.50 paid for shares on the NASDAQ Bulletin Board on December 31, 2001, trading under symbol BAMK.

There were 1,106,503 shares of common stock outstanding having a par value of $0.001 per share as of December 31, 2001. There were 14 shares of preferred stock, having no par value, issued and outstanding as of December 31, 2001.

	DOCUMENTS INCORPORATED BY REFERENCE:

Form 8-K filed with the Securities and Exchange Commission on March 21, 2001, reporting the sale of Futronix, Inc., a subsidiary of the Company.

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

ITEM 1. DESCRIPTION OF BUSINESS.

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

In May, 1999, Sloan Electronics decided to actively seek acquisition candidates in the high technology, Internet, and distance learning industries. To this end, and to reflect the change in the company philosophy, Sloan changed its name to Salient Cybertech, Inc. in May, 1999. In December, 2001, Salient Cybertech, Inc. changed its business to that of marketing at the point of sales level, and changed its name to BrandAid Marketing Corporation (the "Company" or "BrandAid").

During the third quarter 1999, the Company acquired, for stock, 100% ownership of Gemini Learning Systems, Inc. ("Gemini"), which operated as part of the Internet/technology division of the company. Gemini Learning Systems developed and markets SWIFT (tm) (SoftWare Intelligent Freeform Training) distance learning software and courseware. Ms. Kim Adolphe, founder of Gemini, continued to run the division as President and was named to the board of directors. Gemini was sold to Haines Avenue, LLC. ("Haines") in exchange for the retirement of the debenture in the sum of $1,000,000 that had been held by Haines, as disclosed in "Material Events", below.
The sale was ratified at a Special Meeting of Shareholders, held on March 29, 2002.

On Tuesday May 23, 2000, the "Company acquired Futronix, Inc. ("Futronix"). The acquisition was accomplished by the Company forming a Delaware subsidiary, known as Salient Acquisition Corporation, with that corporation merging with Futronix. The surviving Corporation, continued to carry on business as Futronix, Inc., a wholly owned subsidiary of the Company. Futronix operated as part of the High Technology Division of the Company.

On March 19, 2001, Futronix was sold to Trident Systems International, Inc. for the sum of $8,000,000. The transaction involved the transfer of 400,000 restricted shares of Trident's common stock and $800,000 in cash to BrandAid in exchange for all outstanding shares of Futronix. The terms of the transaction were fully disclosed in a Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2001, and said Report is incorporated herein by reference. The sale of Futronix was ratified at a Special Meeting of Shareholders held on March 29, 2002.

The former owners of Futronix, Inc. have asserted a claim that the transaction is void as no transaction involving Futronix may take place without the approval of the former owners of Futronix, Inc., Rande Newberry and Nevin Jenkins. Newberry and Jenkins also claim that they have the right to rescind the original purchase of Futronix by BrandAid, and that they have exercised that right.

BrandAid has commenced action in Florida Circuit Court for a declaratory Judgment stating that BrandAid owned Futronix at all material times, and the sale of Futronix was a valid sale.

Current Business

On November 26, 2001, the Board of Directors decided that a business opportunity existed in direct marketing services industry. In furtherance of its new business direction, on December 24, 2001, the Company, after putting the matters to a vote at a Special Meeting of Shareholders held on December 14, 2001, changed its name to BrandAid Marketing Corporation, effected a 1 for 20 reverse split of its stock, and changed its trading symbol to BAMK.

The Company currently is an in-store marketing services company that provides manufacturers of consumer and pharmaceutical products, direct response products and services, and entertainment companies with a cost effective method of delivering advertising messages, promotional incentives, samples and CD ROMS directly to consumers.

BrandAid's operating revenues are currently solely from its marketing activities.

BrandAid business is based on 2 guiding marketing principles: connecting with the consumer and permission-marketing. BrandAid seeks to create a unique in-store program that is fun, engaging, and most of all, consumer friendly. The result is BrandAid's Supercards program- a program whereby the provider of a product or service teaches his audience through the use of colorful postcards prominently displayed in major retail facilities.

Supercards combines the unique combination of in-store and one-to-one marketing in one package. Whether its distribution of advertisements, samples, recipes, CD ROM's or promotional incentives like rebates, sweepstakes or coupons, Supercards give the producer a delivery medium in the front of the store-before shoppers begin the shopping trip.

Market's can leverage the power of Supercards to build a relationship with the consumer, thereby, management believes, driving both results and sales volume. Every month, Supercards distributes millions of cards and reaches a the client's target audience, namely the primary household decision maker and shopper.

The Supercard can be used for:

-       Advertising                             Branding
-       New product introductions               Appetite Appeal
-       Kids target                             Teen target
-      "Look for.." Message                     Product information
-       Promotional incentives                  Rebates
-       Refunds                                 Contests
-       Sweepstakes                             Recipes/Meal Solutions
-       Fragrance                               Sampling

Currently, the Company has completed the infrastructure for commencing operations, and active sales will commence in the first quarter of 2002.

Already signed on for campaigns launching in March are Soap Opera Digest, Sew News, Parents Magazine, Proactive Solutions, Checks Unlimited and Oreck. BrandAid's first direct response campaign was conducted in January on behalf of America Online.

In an arms-length transaction with non-affiliates, Company also purchased $257,020 in Advertising Contracts from BrandAid Communications Corporation for 401,008 common shares in the Company, said shares being unregistered and subject to Rule 144 promulgated under the Securities Act of 1933, as amended. The only recipient of any shares in the transaction who has since been hired by the Company was Jay Elliot, who received 73,700 shares of common stock, all restricted subject to Rule 144 as promulgated pursuant to the Securities Act of 1933, as amended. Mr. Elliot, the former President of Brandaid Communications, Inc., was hired in January, 2002, to become the President and CEO of BrandAid, as well as a Director of the Company. Management anticipates that a number of such licensing agreements and marketing agreements for the display of Supercards will be signed during the first half of 2002. These agreements will be as a result of our marketing efforts, and it is anticipated that no further such agreements will be purchased.

The Company's current address is 1715 Stickney Point Rd, Suite A-12, Sarasota, Florida 34231. BrandAid trades under the symbol, BAMK, on the OTC:BB market. Further Information may be found at the Company's web site: www.bamk.info.

Sources and Availability of Raw Materials and the Names of Principal
Suppliers

        All of our supplies are generic in nature, making us independent of any major supplier or suppliers. All raw materials utilized by us are always readily available in the marketplace.

Dependence on One or a Few Major Customers

	Currently we are not dependent on one or a few major customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration

        BrandAid owns no Patents or Trademarks. It is anticipated that the term "SuperCard" will become a trademark of the company in the near future.

Need for Any Government Approval of Principal Products or Services

	None.

Effect of Existing or Probable Governmental Regulations on the Business

	BrandAid is unaware of any probable regulation of its business, other than as will apply to businesses in general.

Estimate of the Amount Spent During Each of the Last Two Fiscal Years on Research and Development Activities, and if Applicable the Extent to Which the Cost of Such Activities are Borne Directly by Customers

        None.

Costs and Effects of Compliance with Federal, State and Local Environmental
Laws

	BrandAid is not aware of any expenses directly attributable to compliance with federal, state or local environment laws or regulations.

Number of Total Employees and Number of Full Time Employee

        BrandAid has 12 full time employees.

Fixed Assets

	The fixed assets of BrandAid, as valued for accounting purposes have a depreciated book value of $352,336, and an non-depreciated book value of $359,667. The assets are principally comprised of computers, computer equipment, and software, along with office furniture.


Investment Policies

	The Company has no investment policies with respect to investments in real estate or interests in real estate or investments in real estate mortgages.

Operating Subsidiaries of the Company

	The Company has no operating subsidiaries.

ITEM 2. PROPERTIES.

Description of Real Estate and Operating Data

BrandAid currently rents approximately 2,000 square feet for its staff, at our marketing operations facility, located at 821 Broadway 9th Floor, New York, New York 10003, with a rent of $86,400 per anum. The Company also maintains 250 square feet of rented facilities at 1715 Stickney Point
Rd, Suite A-12, Sarasota, Florida 34231, for an annual rent of $3,000.

	Management is of the opinion that its current facilities are adequate for its immediate needs. As the Company's business increases, additional facilities may be required, however the current facilities are expected to suffice until after December 31, 2002.

ITEM 3. LEGAL PROCEEDINGS.

	The Company is not currently a party to any pending or threatened litigation of a meritorious or material nature or that could result in a significant financial impact, except as disclosed herein. From time to time the Company may be involved in lawsuits in the normal course of its business, that do not have a material impact upon the Company.

On March 19, 2001, as above stated, Futronix, Inc. was sold by the Company to Trident Systems International, Inc. The former owners of Futronix, Inc. have asserted a claim that the transaction is void, as disclosed elsewhere herein. Management feels that Newberry and Jenkins have no legal basis for their claim of rescission, and that the sale of Futronix was valid and legally enforceable.

BrandAid has commenced action in Florida Circuit Court for a declaratory Judgment stating that Salient owned Futronix at all material times, and the sale of Futronix was a valid sale. To date Trident has advanced $55,000 as against the said sale, and the shares issued to BrandAid are being held back pending the resolution of this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

	On December 24, 2001, the company reverse split its common shares 1 for 20, changed its name to BrandAid Marketing Corporation, and changed its trading symbol to BAMK. This was as the result of the vote taken at a Special Meeting of Shareholders held on December 14, 2001.

	On March 29, 2002, at a Special Meeting of the Shareholders of the Company, the sale of Gemini was ratified, and the Shareholders voted to give the Board of Directors permission to sell Futronix, Inc. on whatever terms the Board saw fit.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
	STOCKHOLDER MATTERS.

Common and Preferred Stock

	BrandAid is authorized to issue 100,000,000 shares in our capital stock, with a par value of $.001 per share, divided into 80,000,000 Common Shares and 20,000,000 Preferred Shares. On December 31, 2001 there were 1,106,503 shares of Common Stock outstanding and held of record by 1290 persons. The holders of Common Stock have one vote per share on all matters (including election of directors) without provision for cumulative voting. Thus, holders of more than fifty percent (50%) of the shares voting for the election of directors can elect all of the directors, if they choose to do so. The Common Stock currently is not redeemable and has no conversion or pre-emptive rights. The Common Stock currently outstanding is (and the Shares being issued pursuant to this prospectus will be) validly issued, fully paid and non-assessable.

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

	The Company is authorized to issue 20,000,000 Preferred Shares, with no par value. Currently there are, issued and outstanding, 14 Preferred Convertible Shares, each share convertible into 1,500,000 Common Shares.
The 14 Preferred Convertible Shares are held by Paul Sloan (4 shares), our Chairman and Secretary, and Larry Provost (10), a former officer and Director.

Debenture

	On November 14, 2000 we issued a Convertible Debenture to Haines Avenue, LLC., a Cayman Island Limited Liability Company, in the aggregate principal amount of $1,000,000. An additional Convertible Debenture in the aggregate principal amount of $600,000 was issued to Haines in March, 2001.

	The terms of the Debenture, as delineated in the Debenture and the Debenture Purchase Agreement are as follows:

THE DEBENTURE         On November 14, 2000 a Convertible Debenture was
                      issued to Haines Avenue, LLC. in the aggregate principal amount of $1,000,000. An additional
                      Convertible Debenture in the aggregate principal amount of $600,000 was issued to Haines in March, 2001.


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


REGISTRATION RIGHTS   We must register all shares issuable pursuant to the
                      terms of the Debenture and Closing Warrant with the S.E.C. as soon as possible after the issue of the Debenture.

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

(ii) The S.E.C. or NASD cannot take any action against us, or threaten action.

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

VESTING WARRANT      At the time of the execution of the Agreement, the
                     Investor received a Vesting Warrant. This warrant is exercisable until November 14, 2005.

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


REGISTRATION RIGHTS  We must register all shares issuable pursuant to the terms of the Debenture and Closing Warrant with the S.E.C. as soon as possible after the issue of the Debenture.

        As the result of an amending agreement entered into on September 22, 2001, BrandAid, as consideration for the sale of Gemini to Haines, was released from the $1,000,000 debenture, and the remaining
$600,000 plus costs and fees were converted into a non-recourse debt, except for the final income (if any) from the sale or other resolution of the Futronix situation. This was further secured by 18 percent of any consideration to shareholders should BrandAid either merge with another business entity or become the target of a reverse takeover.

Market Information.

           Our common stock is traded on the NASD over the counter Bulletin Board, symbol BAMK. Trading began on June 18, 1998. The range for each quarter quoted reflect inter-dealer prices and may not represent actual transactions.

Quarter         Year            Low     High      Volume
June            1998            $0.8750 $3.0000    36,000
Third           1998            $2.6875 $5.0000   315,000
Fourth          1998            $2.2500 $4.5000   413,000

First           1999            $1.3125 $3.3125 1,505,900
Second          1999            $0.3125 $2.9375 2,530,000
Third           1999            $0.1875 $0.6250 1,566,200
Fourth          1999            $0.1875 $1.7500   194,600

First           2000            $0.9375 $9.8750 4,917,200
Second          2000            $2.0625 $6.1875 3,420,700
Third           2000            $3.3750 $5.2500 4,644,100
Fourth          2000            $0.21   $3.75   3,935,471

First           2001            $0.16   $0.28   3,500,000
Second          2001            $0.06   $0.24   3,200,000
Third           2001            $0.03   $0.17   1,478,000
Fourth          2001            $0.02   $3.55   3,160,000

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

	CONDITION AND RESULTS OF OPERATIONS.

	The following discussion and analysis relate to factors which have affected the financial condition and results of our operations for the years ended December 31, 2001, and December 31, 2000.

	The discussion below takes into account the sale of both subsidiaries, Gemini Learning Systems, Inc. and Futronix, Inc., as disclosed above, and discussed further in "Material Events", below.

Discussion of Financial Information

	The discussion respecting our financial position utilizes the audited consolidated financial statements attached to this Report for the fiscal years ended December 31, 2001 and December 31, 2000.

        Operating revenues reflect the sale of both Gemini and Futronix, in that the financial statements reflect that both businesses are discontinued operations, and not going concerns. On that basis, the Company had no revenues from ongoing operations in either 2000 or 2001.

   General and administrative expenses were $1,631,616 for the fiscal year ended December 31, 2001, as compared to $1,572,183 for the same period in 2000.

   The losses incurred as a result of the operations of Gemini and Futronix (loss from discontinued operations) was $1,067,046 in the year ended December 31, 2001, as compared to 2,296,920 in the previous fiscal year. The Company also incurred losses on the disposal of Gemini and Futronix in the sum of $1,855,655 in the current fiscal year. The majority of this is loss is due to the decrease in value of the stock portion of the consideration for the sale of Futronix to Trident Systems International, Inc.

   The net loss for the fiscal year ended December 31, 2002 was $4,663,750 or ($7.13) per share based on 1,106,503 common shares outstanding, as compared to a net loss for the fiscal year ended December 31, 2000 of $3,929,215, or ($16.79) per share. The net loss for the period is primarily attributed to the discontinued operations, and the loss recorded on disposition. Management feels that the Company will be profitable in its new business and income should improve considerably in fiscal 2002.

   On December 31, 2001, the cash and investment certificate position of the Company was $50.00. Current assets on December 31, 2000 were $515,488.

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

2) All monies owed to Haines pursuant to the debenture issued by the Company to Haines in the sum of $600,000 would become a non-recourse loan, secured solely by the Company's interest in Futronix, Inc., a former subsidiary of the Company sold on March 19, 2001 to Trident Systems International, Inc. The transaction and its aftermath are more fully described in the Reports on Form 8-K filed with the SEC March 21, 2001 and May 8, 2001. (See also, Legal Proceedings, above).

3) All conversion privileges associated with the abovementioned debentures would be extinguished effective September 28, 2001.

4) In the event that the Company merged with another Company, or in the event that a reverse takeover of the Company occurred, Haines would receive consideration equal to 18% of the Company's total consideration as a result of such transaction.

     The agreements executed between the parties outlining the terms of the abovementioned agreement are appended to the Report on Form 10QSB for the period ended September 30, 2001, filed with the SEC on February 11, 2002.

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

   The former owners of Futronix, Inc. have asserted a claim that the transaction is void as no transaction involving Futronix may take place without the approval of the former owners of Futronix, Inc., Rande Newberry and Nevin Jenkins. Newberry and Jenkins also claim that they have the right to rescind the original purchase of Futronix by the Company, and that they have exercised that right.

   BrandAid has commenced action in Florida Circuit Court for a declaratory Judgment stating that BrandAid owned Futronix at all material times, and the sale of Futronix was a valid sale.

   In December, 2001, our shares were reverse split, with one share being issued for every 20 shares currently held. The name of the Company was changed to BrandAid Marketing Corporation and the trading symbol changed to BAMK on December 24, 2001.

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

   On January 11, 2002, Jay Elliot was appointed CEO and President of BrandAid. Jay has had a distinguished career of nearly two decades with in-store marketing and advertising. He has a deep understanding of the business and we're confident he will meet all of our expectations and surpass them."

   Paul Sloan, former President of BrandAid, was appointed Acting
Secretary of the Company at the pleasure of the Board of Directors until the next annual meeting of the Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	Included at Pages 22 through 41 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE

                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	The following sets forth the names and ages of all the Directors and Executive Officers of the Company, positions held by such person, length of service, when first elected or appointed and term of office.

                                 First Elected
                                or Appointed/Term      Position
Name                   Age          Position

Paul A. Sloan           42      1997                   Secretary, Chairman
                                                       of the Board.

Larry Provost*          51      1997                   Chairman of the Board
                                                       of Directors,
                                                       Secretary, Treasurer
                                                       and Chief Financial
                                                       Officer.

Michael Solomon         56      2000                   Director

James Vondra**          60      1997                   Director

Kim Adolphe**           42      1999                   Director, President
                                                       of Subsidiary
                                                      (Gemini Learning
                                                       Systems, Inc.)

Todd Finch*             34      1999                   Director

Kristian Baso  (c)      31      2001                   Director

Sean Zauser  (c)        31      2001                   Director

Darren Silverman (c)    30      2001                   Director

Jay Elliott (d)         48      2001                   President, CEO,
                                                       Director

___________________
*Retired in 2000
** Retired on November 14, 2001
(c)   Appointed to Board on November 14, 2001.
(d)   Appointed to Board on January 11, 2002.

Biographies of Directors, Officers and Officers Nominees.

Jay H. Elliott is currently Chief Executive Officer at BrandAid Communications Corporation. Prior to BrandAid, Mr. Elliott served as Chief Executive Officer at eautoline.com, a business to business provider that facilitates transactions between wholesale automotive car buyers and sellers. In his role, he reorganized eautoline.com and focused the business exclusively on the Company's unique e-Titling technology that allows the paperless transfer and creation of automotive Titles. Mr. Elliott currently serves on eautoline's Board of Directors.

Before eautoline.com, Mr. Elliott was Executive Vice President of CompuCOOK, an in-store marketing services and information company. CompuCOOK delivers home meal solutions, recipes, promotions and other high value information directly to consumers at retail. At CompuCOOK, Mr. Elliott was responsible for all sales and retail operations that included a staff of 65 people. In less than two years, Mr. Elliott successfully guided CompuCOOK by increasing revenue from under $1 million to over $4 million and distribution from under 1,000 to over 3,500 major supermarkets nationally.

Prior to CompuCOOK, Mr. Elliott was President and Chief Executive Officer of Retail Marketing Network, Inc., an in-store marketing services company and a subsidiary of American Media, a NYSE media company. At Retail Marketing

Network, Mr. Elliott introduced a revolutionary consumer promotion property, The Paperless Coupon Network. In addition, he introduced two new in-store media properties, ShelfSaver and ShelfTalk. Mr. Elliott secured contracts from 12 out of the top 15 supermarkets chains and over 4,000 stores in little over two years. He guided revenues from under $1 Million to over $4 Million before selling the Company to News America Marketing.

Prior to Retail Marketing Network, Mr. Elliott spent 12 years with ActMedia, the nation's largest in-store marketing company. When he joined ActMedia in 1982, the Company's revenues were under $2 Million and upon his departure in 1994, revenue rose to over $200 million. In addition, he was directly involved with the launch and development of 8 new in-store advertising and promotion products. During the final 6 years, he was Vice President of Sales where he managed a staff of 30+ salespeople and $65 Million in revenue.

Mr. Elliott has an undergraduate degree from Washington College and a Master of Arts degree from University of Denver.

Mr. Paul A. Sloan is Chairman and Secretary of BrandAid, as well as a Director of the Company. Mr. Sloan was President of Sloan Electronics, Inc., and had been President, CEO and a director since its inception in 1990.
Mr. Sloan co-founded Vorec Corporation in 1986 and served as design team leader.

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

Mr. James Vondra was a Director of the Company. From 1991 to the present, Mr. Vondra has been a Senior Systems Analyst for data based management systems (IMS development) produced by Computer Science Corp., located in Texas. He received a BA in Business Administration in 1963 from North Texas State University. Mr. Vondra has 29 years experience in data processing and system programming. He retired from the Board on November 14, 2001.

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

Mrs. Kim Adolphe was a Director. For the past 5 years, she has been President and CEO of Gemini. Mrs. Adolphe runs Gemini on a day-to-day basis. Her role is to oversee the strategic direction of the company and to ensure that the people and processes to accomplish Gemini's corporate objectives are in place. She has held this position continuously, on a full time basis, since 1990. She retired from the Board on November 14, 2001.

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

Mr. Todd Finch was a Director. He has extensive internet experience while holding the position of the President of Netscape Canada. He was also involved in the formation of the Sun-Netscape Alliance of Canada. He retired in 2000.

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




ITEM 11 	EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

The Directors received no cash or other compensation in 2001, but did receive the following stock options during 2000:

Name            Amount      Exercise Price       Term     Amount Exercised

Mr. Sloan        35,000      1.44               5 yr.        0
Mrs. Adolphe     25,000      1.44               5 yr         0
Mr. Vondra       10,000      1.12              10 yr.        0
Mr. Marquis      10,000      1.12              10 yr.        0
Michael Solomon              1.12              10 yr.        0
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

Summary Compensation Table:

Name and Principle                                    All Other Compensation
Position                         Year     Salary      Pecuniary       Shares

Paul Sloan,                     2000    $150,000(1)               35,000(4)
Secretary,                      1999      78,000(2)               50,000(4)
Chairman of Board               1998      60,000(3)               20,000(4)
of Directors                    2001    $150,000

Melanie Meer                    2000      25,000(5)               10,000(4)

Charles Tokarz                  2001      24,000(8)               11,250(8)
Chief Financial Officer

Michael Solomon                 2000                              10,000(4)
Director

Jim Vondra**                    2000                              10,000(4)
Director                        1999                              10,000(4)
                                1998                              10,000(4)

Kim Adolphe**                   2000    $153,000(6)               25,000(4)
Director, and President         1999     123,000(6)            2,000,000(7)
of Subsidiary                   1998      70,000(6)
                                2001     150,000                  40,000(7)

James Marquis                   2000                              10,000(4)
                                1999                              10,000(4)

Todd Finch*                     2000                              10,000(4)
_____________
* Retired in June, 2000.
**Retired in November, 2001.
(1) Mr. Sloan's salary as full time President as of December 31, 2001 and 2000. This amount is accrued, unpaid to date, and payable by the Company.
(2) Mr. Sloan received $0 as of December 31, 1999. This amount is accrued and payable by the Company. Mr. Sloan received 10 shares of preferred convertible stock, each share convertible into 1,500,000 common shares, of which 6 were converted in 2001, prior to the 1 for 20 reverse split.
(3) Mr. Sloan received $25,000 as of December 31, 1998. The balance of $35,000 is accrued and payable by the Company.
(4) Shares in stock option plan (unexercised).
(5) Salary for in-house accounting.
(6) Salary and auto expenses received from Subsidiary. This is consolidated and carried back two years, even though the Subsidiary was only purchased in September, 1999.
(7) Shares received as compensation for the purchase of Gemini. The original sale price was 20,000,000 shares, which were subject to the 1 for 10 reverse split in November, 1999. These shares were further subject to a 1 for 20 stock split in December, 2001. 40,000 shares were issued to offset cash infused into Gemini in 2001 (post split shares).
(8) Salary and Stock Compensation for position as CFO.

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

                   Name and Address      Amount and Nature of       Percent
Title of Class     of Beneficial Owner   Beneficial Ownership       of Class


Common Stock       Paul Sloan            461,460*                   46%
                   4266 Higel Ave.       Record and Beneficial
                   Sarasota FL  34242    Owner

Common Stock       Kim Adolphe           134,800                    13%
                   Site 38 RR# 12        Record and Beneficial
                   Calgary Alta.         Owner
                   T3E 6W5

*In March, 2002, Mr. Sloan returned all but 26,350 shares to treasury. As of December 31, 2001, Mr. Sloan also held 4 preferred convertible shares, each convertible into 1,500 common shares.

Transaction with Promoters, if Organized Within the Past Five Years

	There have been no transactions with Promoters over the past five years.

Principal Stockholders

	As of December 31, 2001, the following persons (including any "group" are, based on information available to the Company, beneficial owners of more than five percent of the Company's common stock (its only class of voting securities):

                   Name and Address      Amount and Nature of       Percent
Title of Class     of Beneficial Owner   Beneficial Ownership       of Class


Common Stock       Paul Sloan            461,460*                   46%
                   4266 Higel Ave.       Record and Beneficial
                   Sarasota FL  34242    Owner

Common Stock       Kim Adolphe           134,800                    13%
                   Site 38 RR# 12        Record and Beneficial
                   Calgary Alta.         Owner
                   T3E 6W5

*In March, 2002, Mr. Sloan returned all but 26,350 shares to treasury. As of December 31, 2001, Mr. Sloan also held 4 preferred convertible shares, each convertible into 1,500 common shares.

Security Ownership of Management

	The following table discloses, as to each class of equity securities of the registrant or any of its parents or subsidiaries other than directors' qualifying shares, beneficially owned by all directors and nominees, the names of each executive officer (as defined in Item 402[a][2] of Securities and Exchange Commission Regulation SB), and directors and executive officers of the registrant as a group, the total number of shares beneficially owned and the percent of class so owned. Of the number of shares shown, the associated footnotes indicate the amount of shares with respect to which such persons have the right to acquire beneficial ownership as specified in Securities and Exchange Commission Rule 13(d)(1).

Name 				Number of Shares
Beneficial Owner                Beneficially Owned    Percent of Class

Paul Sloan (a)                  461,450               46.00%
Chairman and Secretary

James Vondra (b)                 17,124                2.74%
Director

Charles Tokarz                   11,250                2.1%
CFO

Kim Adolphe  (b)                134,800               13.00%
Director

Michael Solomon                   1,443                0.14%
Director

Ira Helman  (b)                  17,750                2.76%
Director

Kristian Baso  (c)                    0                0.00%
Director

Sean Zauser  (c)                      0                0.00%
Director

Darren Silverman (c)                  0                0.00%
Director

Jay Elliott (d)                  73,700                4.57%
CEO and Director

Larry Provost(e)                  6,638                0.65%

All Directors and
Officers (f)(g)                 717,517               71.31%
(9 persons)______________________________________

(a) In March, 2002, Mr. Sloan returned all but 26,350 shares to treasury. As of December 31, 2001, Mr. Sloan also held 4 preferred convertible shares, each convertible into 1,500 common shares.
(b)   Resigned from Board on November 14, 2001.
(c)   Appointed to Board on November 14, 2001.
(d) Appointed to Board on January 11, 2002 Stock received as his share of the consideration for the purchase of assets by the Company from BrandAid Communications, Inc.
(e) Former Chairman of Board, resigned in February, 2000. Mr. Provost also owns 10 shares of preferred convertible stock.
(f)   All persons listed with the exception of Larry Provost.
(g)   All stock is post 1 for 20 reverse split (December 24, 2001).


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

Name and Principle                                 All Other Compensation
Position                        Year   Salary      Pecuniary        Shares

Larry Provost*(a)               1999   $78,000(3)                   50,000(4)
Former Chairman, Secretary      1998   $52,000(3)  $18,000(1)       20,000(4)
Treasurer and Chief             1997   $18,000                     196,350(2)
Financial Officer

Paul Sloan (a)                  2000  $125,000(3)                   25,000(4)
Former President, Chief         1999   $78,000(3)                   50,000(4)
Executive Officer               1998   $60,000(5)                   20,000(4)
and Director, Currently         1997   $60,000(6)
Chairman and Secretary          2001  $150,000(3)

Jay Elliott (7)                 2001                                73,700
CEO and Director

Name and Principle                                 All Other Compensation
Position                        Year   Salary      Pecuniary        Shares

Kim Adolphe****                 2000   $125,000(8)                  25,000(4)
Director, and President         1999   $123,000(8)               2,000,000(9)
of Subsidiary                   1998     70,000(8)
                                2001    150,000(8)                  40,000(9)

James Marquis****               2000                                10,000(4)
Director                        1999                                10,000(4)

Michael Solomon                 2000                                10,000(4)
Director

Nevin Jenkins                   2000                               250,000(10)
President of
Subsidiary

Rande Newberry                  2000                               250,000(10)
Vice-President
of Subsidiary

Charles Tokarz                  2001     24,000(11)                 11,250(11)
CFO
_____________
*  Retired from all positions in February, 2000.
**  Retired from all positions in May, 1999.
*** Retired in May, 1999.
**** Retired in November 2001
(a) Mr. Sloan and Mr. Provost were also issued 10 preferred convertible shares each, each convertible into 1,500,000 common shares. These Shares were issued to them following the annual meeting in 1999 as a means of continuing current management and as an anti-dilutive measure. Mr. Sloan, as of December 31, 2001, has 4 shares remaining. Mr. Sloan returned all but 26,350 shares to treasury in March, 2001.

(1) Mr. Provost received a $18,000 stipend to cover the costs of maintaining an office.
(2) Mr. Provost received an aggregate of 196,350 shares as part of total compensation during fiscal year 1997.
(3) Mr. Provost and Mr. Sloan received $0 as of December 31, 2001. This amount is accrued and payable by the Company.
(4) Shares in stock option plan (unexercised, as of November 30, 2000).
(5) Mr. Sloan has received $25,000 as of December 31, 1998. The balance of $35,000 is accrued and payable by the Company.
(6) Mr. Sloan has received $40,000 as of December 31, 1997. The balance of $20,000 is accrued and payable by the Company.
(7) Appointed to Board and as CEO on January 11, 2002 Stock received as his share of the consideration for the purchase of assets by the Company from BrandAid Communications, Inc.
(8) Salary and auto expenses received from Subsidiary. This is consolidated and carried back two years, even though the Subsidiary was only purchased in September, 1999.
(9) Shares received as compensation for the purchase of Gemini. The original sale price was 20,000,000 shares, which were subject to the 1 for 10 reverse split in November, 1999, and a further 1 for 20 reverse split in December 2001. As well, Mrs. Adolphe received 40,000(post split) shares as compensation for funds given to Gemini in 2001.
(10) Shares received upon the purchase of Futronix by Salient (pre-1 for 20 reverse split).
(11) Annual compensation for position.

PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                FORM 8-K.

		(a)		The following documents are filed as a part
of this Report:
	(1) Financial Statement. The following Financial Statements are filed as part of this Report:

                                                                       Page

    Report of Independent Public Accountants.                           24

    Balance Sheets: December 31, 2001.                                  25

    Statements of Operations: Year Ended December 31, 2001,
    Year Ended December 31, 1999.                                       26

    Statement of Stockholders' Equity: December 31, 2000,
    to December 31, 2001.                                               27

    Statement of Cash Flows: Year Ended December 31, 2001,
    Year Ended December 31, 2000.                                       28

    Notes to Financial Statements.                                      31

(2)     Exhibits.       The following exhibits are filed as part of
this Report:

Exhibit No.     Item                                                   Page

24.6                   Consent of Registrant's Auditors.                42

(3)	Reports on Form 8-K filed in the 2000 and 2001 and incorporated in the current Report on Form 10-KSB by Reference:

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

7.	Report on Form 8-K filed on November 22, 2000 (amended on November
28, 2000), reporting Debenture and Securities Purchase Agreement.

8.	Report on Form 8-K filed on November 27, 2000, Gemini Contract with
Nortel.

9.	Report on Form 8-K filed on January 23, 2001, Change of Accountants, amended on January 31, 2001.

10.	Report on Form 8-K filed on March 21, 2001, sale of Futronix to Trident Systems International, Inc.

11.	Report on Form 8-K filed on May 15, 2001, Legal Dispute with former owners of Futronix.

12.	Report on Form 8-K filed on November 26, 2001, offer of position to
Jay Elliot.

13.	Report on Form 8-K filed on December 18, 2001, Name change and
Reverse Split.

14.	Report on Form 8-K filed on January 29,2002, Purchase of Assets and company profile.

15.	Report on Form 8-K filed on February 14, 2002, Proforma Statements respecting the sale of Gemini and Futronix.




(c) Other Filings Incorporated by Reference

   1. Proxy Statement on Form DEF 14A, filed on March 16, 2001.

   2. Form NT-10-QSB filed on May 15, 2001.

   3. Form NT-10-QSB filed on August 15, 2001.

   4. Schedule DEF 14A filed on December 3, 2001.

   5. Schedule DEF 14A filed on February 25, 2002.

   6. Schedule DEFA 14A filed on February 25, 2002.

   7. Quarterly Report on Form 10-QSB filed on February 15, 2002.




	SIGNATURES

	Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BrandAid Marketing Corporation


By:             /s/Paul Sloan/s/
                   Paul Sloan,
                   Chairman and Secretary

                /s/Charles Tokarz
                   Charles Tokarz,
                   CFO

                /s/Jay Elliot
                   Jay Elliot, President,
                   CEO

Date:	March 28, 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


BrandAid Marketing Corporation.


By:             /s/Paul Sloan/s/
                   Paul Sloan,
                   Chairman and Secretary

                /s/Charles Tokarz
                   Charles Tokarz,
                   CFO

                /s/Jay Elliot
                   Jay Elliot,
                   President, CEO

Date:	March 28, 2002.

                 BRANDAID MARKETING CORPORATION
                FORMERLY SALIENT CYBERTECH, INC.


                 CONSOLIDATED FINANCIAL STATEMENTS FOR
                THE FISCAL YEAR ENDED DECEMBER 31, 2001

                 BRANDAID MARKETING CORPORATION
                FORMERLY SALIENT CYBERTECH, INC.


                           CONTENTS


                                                     PAGE

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                (1)   24

CONSOLIDATED BALANCE SHEET                              (2)   25

CONSOLIDATED STATEMENTS OF INCOME                       (3)   26

CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS' EQUITY                         (4)   27

CONSOLIDATED STATEMENTS OF CASH FLOWS                   (5)   28

NOTES TO FINANCIAL STATEMENTS                           (8)   31

                                    Bobbitt, Pittenger & Company, P. A.


March 16, 2002




TO THE BOARD OF DIRECTORS
BrandAid Marketing Corporation
formerly Salient Cybertech, Inc.
Sarasota, Florida


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have audited the accompanying consolidated balance sheet of BrandAid Marketing Corporation, formerly Salient Cybertech, Inc., as of December
31, 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects the financial position of BrandAid Marketing Corporation, formerly Salient Cybertech, Inc., and its subsidiaries as of December 31, 2001 and the results of their operations and cash flows for the years ending December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note J to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note J. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Certified Public Accountants

                 BRANDAID MARKETING CORPORATION
                FORMERLY SALIENT CYBERTECH, INC.




                  CONSOLIDATED BALANCE SHEET
                       DECEMBER 31, 2001




ASSETS

Cash                                   $      50
Accounts receivable                       82,818
Prepaid expenses                          79,644

TOTAL CURRENT ASSETS                     162,512

Equipment - net                          352,336

Other assets                                 640

                                       $ 515,488


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable                       $ 316,958
Accrued expenses                         586,168
Accrued interest                         258,230
Note payable                             615,015
Notes payable - related party            218,328

TOTAL CURRENT LIABILITIES              1,994,699

STOCKHOLDERS' EQUITY
Common stock - authorized 4,000,000
shares; par value $.001; issued and
outstanding, 1,106,503 at December
31, 2001.                                  1,107
Preferred stock - authorized 20,000,000
shares; par value $.00, issued and
outstanding, 14 at December 31, 2001.
Additional paid-in capital             9,311,200
Common stock to be issued                430,912
Accumulated deficit                  (11,222,430)

TOTAL STOCKHOLDERS' EQUITY            (1,479,211)

                                       $ 515,488


The accompanying notes are an integral part of these financial statements.

                 BRANDAID MARKETING CORPORATION
                FORMERLY SALIENT CYBERTECH, INC.

                CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED DECEMBER 31,



                                       2001                2000


REVENUE                        $          -        $          -

EXPENSES
General and administrative        1,631,616           1,572,183
Interest                            109,433              60,112

                                  1,741,049           1,632,295

OPERATING LOSS                   (1,741,049)         (1,632,295)

LOSS FROM CONTINUED OPERATIONS
BEFORE INCOME TAXES              (1,741,049)         (1,632,295)

INCOME TAXES                              -                   -

DISCONTINUED OPERATIONS:

LOSS FROM OPERATION OF
DISCONTINUED SUBSIDIARIES        (1,067,046)         (2,296,920)

LOSS ON DISPOSAL OF
DISCONTINUED SUBSIDIARIES        (1,855,655)

NET LOSS                        $(4,663,750)        $(3,929,215)

NET LOSS PER SHARE,
CONTINUING OPERATIONS           $     (2.66)        $     (6.97)

NET LOSS PER SHARE              $     (7.13)        $    (16.79)




The accompanying notes are an integral part of these financial statements.

                 BRANDAID MARKETING CORPORATION
                FORMERLY SALIENT CYBERTECH, INC.

                     CONSOLIDATED STATEMENT
               OF CHANGES IN STOCKHOLDERS' EQUITY


                         Additional   Common          Retained
            Common       Paid-in      stock to        Earnings
            Stock        Capital      be issued       (Deficit)       Total
Balance,
January 1,
2000       $ 3,164      $ 3,184,120                  $ (2,629,465)  $ 557,819

Common
stock
sold         1,235        1,233,765                                 1,235,000

Common
stock
issued
for
compensation    71          288,070                                   288,141

Common
stock
issued
for
services     2,863       12,685,241                                12,688,104

Syndication
costs                   (12,510,943)                              (12,510,943)

Common and
preferred
stock issued
for purchase
of subsidiary   92        3,195,406                                 3,195,498

Net loss                                              (3,929,215)  (3,929,215)

BALANCE,
December
31, 2000     7,425        8,075,659                   (6,558,680)   1,524,404

Common
stock
issued
for
compensation 10,352         604,450                                   614,802

Common
stock
issued
for
services      4,053         522,797                                   526,850

Common
stock
issued
for debt
and related
accrued
interest        300          12,271                                    12,571

Reclassification
of debt to
additional
paid-in
capital                      75,000                                    75,000

Reverse
stock split
1:20       (21,023)          21,023

Purchase of
assets from
Brandaid
Communications
Corporation                             430,912                       430,912

Net loss                                              (4,663,750)  (4,663,750)

BALANCE,
December
31, 2001 $   1,107    $   9,311,200    $430,912     $(11,222,430) $(1,479,211)



The accompanying notes are an integral part of these financial statements.

                 BRANDAID MARKETING CORPORATION
                FORMERLY SALIENT CYBERTECH, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                      For the years ended
                                          December 31,
                                      2001           2000

CASH FLOWS
FROM OPERATING
ACTIVITIES
Net loss                       $(4,663,750)   $(3,929,215)

Adjustments to
reconcile net
loss to net cash
(used)
provided by
operating activities:
Depreciation                       226,665        470,499
Amortization                        85,844        651,503
Stock issued for
compensation                       614,802        285,156
Stock issued to
purchase subsidiary                             3,195,497
Stock issued for
services, net of
syndication costs                  526,850        177,253
Stock issued for
debt and accrued
interest                            12,571
Common stock to be
issued                             430,912
Increase (decrease)
in operating assets:
Accounts receivable                101,839       (175,784)
Inventory                        1,001,255       (981,689)
Prepaid expenses                   (41,360)       (12,561)
Other assets                       141,596        398,435
(Increase) decrease
in operating liabilities:
Accounts payable                  (935,170)     1,148,768
Accrued expenses                    42,543        293,038
Accrued interest                    95,556         71,407

NET CASH (USED) PROVIDED
BY OPERATING ACTIVITIES         (2,359,847)     1,592,307

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of property
and equipment                     (353,267)      (185,063)
Property and equipment
included in sale of
subsidiaries                     4,286,058
Property acquired in
acquisition of subsidiary                     (4,770,314)
Loan costs paid                                  (39,038)

NET CASH PROVIDED (USED)
BY INVESTING ACTIVITIES          3,932,791    (4,994,415)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds of loans from
related parties                     89,545       230,900
Debt acquired in acquisition
of subsidiary                                  2,020,711
Proceeds from sale of
common stock                                   1,235,000
Proceeds of debenture              600,015       950,000
Debt included in sale of
subsidiary                      (2,820,111)
Stock issued for debt              (10,000)
Repayment of loans                (114,171)     (356,305)

NET CASH (USED) PROVIDED BY
FINANCING ACTIVITIES            (2,254,722)    4,080,306



The accompanying notes are an integral part of these financial statements.

                 BRANDAID MARKETING CORPORATION
                FORMERLY SALIENT CYBERTECH, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                      For the years ended
                                          December 31,
                                      2001           2000

NET (DECREASE)
INCREASE IN CASH                  (681,778)       678,198

CASH, at beginning
of period                          681,828          3,630

CASH, at end of period          $       50     $  681,828

SUPPLEMENTAL DISCLOSURES:
Interest paid                   $   13,867     $  106,069

Schedule of non-cash
investing and financing
transactions:

3,550 shares issued for
employee compensation                          $  285,156

149,750 shares issued,
net of syndication costs for
consulting and legal services                  $  177,161

4,613 shares issued for
purchase of subsidiary                         $3,195,497

Six shares of preferred stock
converted to 450,000
common shares, expensed as
compensation expense              $540,000

142,623 shares issued for
compensation expense              $ 74,802

202,645 shares issued for
services                          $526,850

401,008 shares issued for
purchase of assets                $430,912

Sale of 100% stock in
Futronix, Inc.
     Assets sold:
          Cash                    $322,902
          Accounts receivable      185,434
          Inventory              1,045,420
          Property and
          other equipment        4,240,735
          Other assets              36,435
                                 5,830,926
     Liabilities released:
          Payables and other
          accrued expenses       1,021,597
          Debt                   2,995,920
                                 4,017,510

     Net assets sold           $ 1,813,409



The accompanying notes are an integral part of these financial statements.

                 BRANDAID MARKETING CORPORATION
                FORMERLY SALIENT CYBERTECH, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                      For the years ended
                                          December 31,
                                      2001           2000



Payment for net assets sold:
          Cash                    $  40,000
          Advances to
          Futronix               (1,325,000)
          Loss on sale of
          subsidiary              3,098,409

                                $ 1,813,409

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

                                $(1,746,545)




The accompanying notes are an integral part of these financial statements.

                 BRANDAID MARKETING CORPORATION
                 FORMERLY SALIENT CYBERTECH, INC.

                 NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

BrandAid Marketing Corporation formerly Salient Cybertech, Inc. (the "Company") was incorporated on July 31, 1996 in the State of Delaware as MAS Acquisition I Corp. ("MAS"), to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On December 5, 1997, pursuant to the terms of an Agreement of Merger (the "Agreement") between MAS and Sloan Electronics, Inc. ("Sloan Electronics"), Sloan Electronics merged into MAS and MAS changed its name to Sloan Electronics, Inc.

In September 1999, the Company acquired Gemini Learning Systems, Inc. ("Gemini"). Gemini which was incorporated under the laws of the Canadian Province of Alberta in June 1990 is a software applications development company, specializing in distance education and training solutions. The company created and marketed software technology. In September 2001, Gemini was sold to a bondholder in exchange for release of $1,000,000 of the total $1,600,015 advanced to the Company (see Note H). The recorded investment in Gemini at the time of the disposition was $(209,909) resulting in a gain of $1,209,909.

In May 2000, the Company acquired Futronix, Inc. ("Futronix"). Established in 1989, Futronix is an ISO 9002-certified consignment and turnkey contract electronics manufacturer. Futronix provides engineering, design, production and in-circuit testing services, as well as full turnkey box building manufacturing for both consumer products and commercial applications. The Company has customers throughout the United States. In March 2001, the Company entered into an agreement to dispose of Futronix. It was sold to an unrelated company. Subsequent to this agreement Futronix has contended that the original acquisition by Brandaid Marketing Corporation of the company was never completed and therefore could not be sold. The matter is currently in litigation. The recorded investment in Futronix at the time of the sale was $3,138,409. The consideration for the sale was to be $800,000 cash and stock of the purchasing company. As of the date of the financial statements the Company had received $40,000 in cash and no stock. The value of the stock is minimal. The Company has transferred any remaining interest in Futronix to a debenture holder in exchange for amendment to the debenture (see Note I). The loss on the sale of Futronix has been recorded as $3,098,409.

In December 2001, the Company purchased assets from Brandaid Communications Corporation. These assets consisted of marketing contracts and fixed assets. The consideration for the purchase of the assets was 401,008 shares of the Company stock with a market value of $430,912. As of December 31, 2001 the shares had not yet been issued (see Note H).

Revenue and Expense Recognition

The Company prepares its financial statements on the accrual accounting basis. Consequently, certain revenue and related assets are recognized when earned rather than when received, and certain expenses are recognized when the obligation is incurred or the asset consumed, rather than when paid.

                 BRANDAID MARKETING CORPORATION
                 FORMERLY SALIENT CYBERTECH, INC.

                 NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned, through the date of disposition. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable

The Company has determined a bad debt reserve is not required against its accounts receivable.

Equipment

Equipment is stated on the basis of cost. Depreciation is computed principally by the straight-line method. Estimated useful life for financial reporting purposes is as follows:

                           Equipment               5 years

Statements of Cash Flows

For purposes of reporting cash flows, the Company considers cash and cash equivalents as those amounts which are not subject to restrictions or penalties and have an original maturity of three months or less. The Company had no cash equivalents as of December 31, 2001 or 2000.

Earnings per Share

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Dilutive earnings per share are not shown, as the computation is considered anti-dilutive.

Income Taxes

Income taxes would be provided using the liability method in accordance with FASB Statement No. 109, Accounting for Income Taxes.

Advertising Expense

The cost of advertising is expensed as incurred.

                 BRANDAID MARKETING CORPORATION
                 FORMERLY SALIENT CYBERTECH, INC.

                 NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Income

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations because the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation,
(FAS 123) requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Reclassifications

Certain reclassifications were made to the 2000 financial statements presentation in order to conform to the 2001 financial statements presentation.

NOTE B - MERGERS AND ACQUISITIONS

On May 24, 2000, the Company acquired certain assets and the business of Futronix, Inc., a manufacturer of electronic products, with a value of approximately $3.2 million, which was funded through the issuance of common and preferred stock. As of the financial statement date, the preferred stock of 5,500 shares with a stated value and a liquidating preference of $1,000 per share had not been authorized or issued. The stock has a common stock conversion feature, the number of shares issued upon conversion to be determined based on the former Futronix Inc's operations attaining specified gross revenue levels and the market price of the Company's common stock at the time of conversion. There are also provisions for the issuance of additional common shares to the former Futronix shareholders if the sale of the common stock received upon conversion of the preferred stock does not generate proceeds which exceed certain levels. The operations of Futronix, Inc. are included in the consolidated statements of income from the date of acquisition through the date of disposition.

In March 2001, the Company entered into an agreement to dispose of Futronix. (See Note A) It was sold to an unrelated company. Subsequent to this agreement Futronix has contended that the original acquisition by Brandaid of the company was never completed and that they could not be sold. The matter is currently in litigation. The recorded investment in Futronix at the time of the sale was $3,138,409. The consideration for the sale was to be $800,000 cash and stock of the purchasing company. As of the date of the financial statements the Company had received $40,000 in cash and no stock. The current value of the stock is minimal. It is not believed that there will be additional consideration received. The loss on the sale of Futronix has been recorded as $3,098,409.

                 BRANDAID MARKETING CORPORATION
                 FORMERLY SALIENT CYBERTECH, INC.

                 NOTES TO FINANCIAL STATEMENTS

NOTE B - MERGERS AND ACQUISITIONS (CONTINUED)

On September 24, 1999, the Company purchased a Canadian corporation, Gemini Learning Systems, Inc. ("Gemini"). The purchase price was two million shares of common stock in the Company paid at closing. An additional 50,000 shares of stock, which was not subject to any stock split, was made available to reward key employees of Gemini. The transaction was accounted for as a purchase and the excess of cost over fair value of the net assets acquired was being amortized over 36 months.

In September 2001, Gemini was sold to a bondholder in exchange for release of $1,000,000 of the total $1,600,015 advanced to the Company. (See Note A) The recorded investment in Gemini at the time of the disposition was $(209,909) resulting in a gain of $1,209,909.

NOTE C - EQUIPMENT - NET

Equipment consists of the following as of December 31, 2001:

Equipment                                                    $    359,667
        Accumulated depreciation                                    7,331

                                                             $    352,336

                 BRANDAID MARKETING CORPORATION
                 FORMERLY SALIENT CYBERTECH, INC.

                 NOTES TO FINANCIAL STATEMENTS

NOTE D - NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

Convertible debenture, 8% annual interest rate, maturity date not before June 30, 2002 (See Note I).

Note payable to an individual, 15% annual interest rate, payable on demand.


Less:  current portion



Notes Payable - Related Party

Note payable to a stockholder, 18% compounded interest rate, payable on demand.

Notes payable to the Company's president, 10% annual interest rate, payable on demand.

Note payable to a stockholder, 20% annual interest rate, maturity date of March 1, 1996.





       $    600,015


             15,000
            615,015

             15,000

        $   600,015





        $   100,000


            108,328


             10,000

        $   218,328

                 BRANDAID MARKETING CORPORATION
                 FORMERLY SALIENT CYBERTECH, INC.

                 NOTES TO FINANCIAL STATEMENTS


NOTE D - NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES (CONTINUED)

The Company has not repaid loans whose maturity dates have passed since no funds were available. Interest continues to accrue under the same terms.

NOTE E - INCOME TAXES

At December 31, 2001, the Company has a net operating loss carryforward of approximately $4,700,000 that will be available to offset future taxable income through 2016. The net operating loss carryforward begins to expire in 2011 and may be limited because of a change of ownership in prior year. Based on historical operations, management has elected to record a valuation allowance equal to the deferred tax benefit of $1,740,000, calculated using an effective income tax rate of 37%. The Company has no significant differences between book and taxable income.

NOTE F - DISCONTINUED OPERATIONS

In March 2001, the Company sold its subsidiary, Futronix, Inc. (see Note A and B).
Income and expense through the date of disposal were as follows:

               Income                       $1,608,514
               Cost of sales                 1,663,130

               Gross profit                    (54,616)

               General and administrative      275,167
               Interest                         31,185

               Total expenses                  306,352

               Net income                  $  (360,968)

                 BRANDAID MARKETING CORPORATION
                 FORMERLY SALIENT CYBERTECH, INC.

                 NOTES TO FINANCIAL STATEMENTS



NOTE F - DISCONTINUED OPERATIONS (CONTINUED)

The loss on the discontinued segment was calculated as follows:

     Assets sold:
          Cash                             $   322,902
          Accounts receivable                  185,434
          Inventory                          1,045,420
          Property and other equipment       4,240,735
          Other assets                          36,435
                                             5,830,926
     Liabilities released:
          Payables and other accrued
          expenses                           1,021,597
          Debt                               2,995,920
                                             4,017,517

     Net assets sold                       $ 1,813,409

     Payment for net assets sold:
          Cash                           $      40,000
          Advances to Futronix              (1,325,000)
          Loss on sale of subsidiary         3,098,409

                                         $   1,813,409

In September 2001, the Company sold its subsidiary, Gemini Learning Systems, Inc. (see Note A and B). Income and expense through the date of disposal were as follows:

          Income                         $      87,492
          Cost of sales                          7,567

          Gross profit                          79,925

          General and administrative           750,260
          Interest                               9,271

          Total expenses                       759,531

          Net income                     $    (679,606)

                 BRANDAID MARKETING CORPORATION
                 FORMERLY SALIENT CYBERTECH, INC.

                 NOTES TO FINANCIAL STATEMENTS



NOTE F - DISCONTINUED OPERATIONS (CONTINUED)

The loss on the discontinued segment was calculated as follows:

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

NOTE H - STOCK TRANSACTIONS

In December 2001, the board of directors approved a one to twenty reverse stock split. All share amounts noted in the financial statements have been adjusted for the effect of the reverse split.

In May 1999, the board of directors approved changing the certificate of incorporation to authorize 20,000,000 shares of preferred stock. It then issued 20 preferred shares to two key employees. Each of the twenty shares of preferred stock was convertible to 1,500,000 shares of common stock at the option of the holder of the preferred stock. The conversion of 10 shares, however, is subject to permission of the Company's Chairman. During the year ended December 31, 2001, the Company's Chairman exercised the preferred stock conversion feature and converted six preferred shares to 450,000 common shares. Shares converted prior to December 24, 2001 were subject to the one for twenty reverse split. The remaining 14 shares will each convert to 1.5 million shares.

                 BRANDAID MARKETING CORPORATION
                 FORMERLY SALIENT CYBERTECH, INC.

                 NOTES TO FINANCIAL STATEMENTS

NOTE H - STOCK TRANSACTIONS (CONTINUED)

In May 2000, the Company issued 4,613 shares of common stock for the purchase of Futronix, Inc. (See Note A).

In 2001, the Company issued 517,623 shares of common stock for employee compensation, which includes the 450,000 shares to the Company's Chairman for conversion of six shares of preferred stock.

In 2000, the Company issued a total of 3,550 shares of common stock for employee compensation pertaining to the acquisition of Gemini.

Throughout 2001 and 2000, the Company issued a total of 202,645 and 149,750 shares of common stock for consulting and legal services, respectively.

In December 2001, the Company purchased assets from Brandaid Communications, Inc. (see Note A). Consideration is 401,008 shares of common stock which were issued January 10, 2002.

NOTE I - COMMITMENTS AND CONTINGENCIES

The Company is involved in litigation regarding the purchase and subsequent sale of its subsidiary, Futronix, Inc. (see Notes A and B). The Company is unable to predict the outcome of the litigation. The loss on the sale has been calculated based on consideration received (see Note A).

The Company is a defendant in lawsuits related to its various businesses. Management of the Company, after consultation with outside legal counsel, does not believe the resolution of these various lawsuits will result in any material adverse effect on the Company's consolidated financial position.

In the year ending December 31, 2001 the Company determined that debt previously reported should have been recorded as additional paid-in capital. The Company has reclassed $75,000 from debt to additional paid-in capital. Interest accrued up until date of reclass totaled $23,081. It is possible that the Company could be subject to a claim for these funds.

In November 2000, the Company entered into a Convertible Debenture Purchase Agreement ("November debenture") pursuant to which it obtained $1,000,000 in financing from a limited liability company formed pursuant to the laws of the Cayman Islands. In March 2001, the Company entered into a Convertible Debenture Purchase Agreement ("March debenture") pursuant to which it obtained $600,015 in additional funding from the limited liability company noted above.

                 BRANDAID MARKETING CORPORATION
                 FORMERLY SALIENT CYBERTECH, INC.

                 NOTES TO FINANCIAL STATEMENTS

NOTE I - COMMITMENTS AND CONTINGENCIES (CONTINUED)

In September 2001, the Company transferred the Gemini stock to the debenture holder in exchange for cancellation of the November 2000 debenture. The November debenture was held in escrow for ninety-five days following the Gemini closing. After that date, if Brandaid Marketing Corporation had not filed for bankruptcy, and if no claims had been made by either party calling into question the validity of the Gemini transaction, then the debenture would be canceled. The debenture was canceled December 2001. In addition, the following amendments were made to the March debenture: 1) all rights were waived to convert the debenture into common stock 2) the Company's obligations to pay amounts due under the March debenture are non recourse to the Company, but will be paid only out of the Futronix, Inc interests
(see Notes A and B) 3) right to demand payment under the Mach debenture is waived until the earlier of June 30, 2002, the resolution of the Futronix, Inc. lawsuit (see Notes A and B), receipt of Trident consideration, any default by the Company under the Transaction Agreement, or any default or breach by the Company. In consideration of the changes to the March debenture, the following agreements were reached. The Company will prosecute the Futronix litigation at the Company's sole cost and expense. If the proceeds of the Futronix litigation realized by the Company exceed the then accrued amount of the obligation, the Company will pay fifty percent of the excess to the debenture holder. If the proceeds of the Futronix litigation do not equal the accrued amount of the obligation, the debenture holder will be entitled to eighteen percent of the assets received by the Company if the Company is sold or merged with another entity. The proceeds of the Futronix litigation will be determined when the litigation is resolved, by settlement, decision or abandonment, but in no case any later than March 2003, or one year from the consummation of sale or merger of the Company. The debenture holder has piggy back registration rights with respect to eighteen percent of any shares received if the Company is merged or sold. The Company is obligated to take all steps required to enable the debenture holder to sell its shares under SEC Rule 144 up to the maximum number of shares contemplated by such rule.

NOTE J - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of approximately $11,000,000 and has a deficit in working capital of approximately $1,930,000 as of December 31, 2001. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                 BRANDAID MARKETING CORPORATION
                 FORMERLY SALIENT CYBERTECH, INC.

                 NOTES TO FINANCIAL STATEMENTS

NOTE K - NET LOSS PER SHARE

The following sets forth the computation of basic earnings per share. Dilutive earnings per share have not been shown, as the computation is considered anti-dilutive. The per share amounts have been adjusted for the one to twenty reverse stock split.

                                              2001           2000

NUMERATOR
          Net loss                                    $(4,663,750)
                                       $(3,929,215)

DENOMINATOR
          Denominator for basic
          earnings per
          share - weighted-average
          shares                           654,094        234,082

Basic net loss per share               $     (7.13)   $    (16.79)

NOTE L - RELATED PARTY TRANSACTIONS

The Company's chairman received 10 shares of $.00 preferred stock during the year ending December 31, 2000. Each share is convertible into 1,500,000 shares of the Company's common stock. In 2001, the Company president converted 6 preferred shares into 450,000 common shares, after adjustment for the one for twenty reverse stock split. He was also issued 42,545 shares for professional services performed.

An officer of the Company received 40,000 shares for funds advanced to a subsidiary of the Company.

The Company's legal counsel are also shareholders. 50,000 and 38,750 shares were issued to these firms for legal services provided during the years ended December 31, 2001 and 2000, respectively.

The Company's Chief Financial Officer was issued 11,250 shares for his services during the year. The Company's president is owed his full salary for the years ending December 31, 2001 and 2000. These amounts have been included in accrued expenses as of December 31, 2001.

During the year ended December 31, 2000 the Company president returned approximately 9,800 shares of common stock to the Company on which restrictions had expired and received the same number of shares of stock restricted under Rule 144 of the Securities and Exchange Commission.

EXHIBIT 24.6
                   Consent of Registrant's Auditors


March 28, 2002

Securities and Exchange Commission
Washington, D.C. 20549

RE:  BrandAid Marketing Corporation
     Annual Report on Form 10-KSB
     for the Period ending
     December 31, 2001.





Gentlemen:


     We have audited the balance sheet, and accompanying statements of the Registrant for the 2001 fiscal year, ending on December 31, 2001, and consent to the Auditor's reports, statements, and notes being filed with the Annual Report on Form 10-KSB for the fiscal year ending on December 31, 2001, and with any amendment thereto.



/s/Bobbitt,Pittenger/s/
Certified Public Accountants

               PAGE INTENTIONALLY LEFT BLANK