Form 10QSB
period 2002-03-31
BRANDAID MARKETING CORP
filed 2002-05-13
CIK 1022409

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended - March 31, 2002

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from...to

                       Commission File Number 0-28772


                     BRANDAID MARKETING CORPORATION, INC.
               (Name of Small Business Issuer in its charter)


                Delaware                                35-1990559
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)              Identification Number)

  1715 Stickney Point Rd, Suite A-12,
  Sarasota, Florida                                              34231
(Address of principal executive offices)                       (Zip Code)

Company's telephone number, including area code:          (941) 925-8312


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

There were 1,608,758 shares of Common Stock outstanding having a par value of $0.001 per share as of March 31, 2002.

                     Documents Incorporated by Reference

Certain exhibits listed in Item 6 of Part II have been incorporated by reference. An index to exhibits appears with Item 6.

THIS QUARTERLY REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS QUARTERLY REPORT AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY, WITH RESPECT TO (I) THE COMPANY'S PRODUCT DEVELOPMENT AND FINANCING PLANS, (II) TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION OR RESULTS OF OPERATIONS, (III) THE IMPACT OF COMPETITION AND (IV) THE EXPANSION OF CERTAIN OPERATIONS. ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS


                        SALIENT CYBERTECH, INC.
                          TABLE OF CONTENTS

PART    ITEM      DESCRIPTION                                           PAGE

I         1       Financial Statements                                     3
          2       Management's Discussion and Analysis
                  The Corporation's Business                              11
                  Management's Discussion and Analysis of Financial
                  Position Condition and Results of Operations            13

II        1       Legal proceedings                                       15
          2       Changes in Securities                                   16
          3       Defaults Upon Senior Securities                         16
          4       Submission of Matters to a Vote of Security Holders     16
          5       Other Information                                       16
          6       Exhibits and Reports on Form 8-K                        16

                      BRANDAID MARKETING CORPORATION
                     FORMERLY SALIENT CYBERTECH, INC.




                          REPORT ON REVIEW OF
                         FINANCIAL STATEMENTS




                   FOR THE PERIOD ENDED MARCH 31, 2002













                                     Bobbitt, Pittenger & Company, P.A.

                      BRANDAID MARKETING CORPORATION
                     FORMERLY SALIENT CYBERTECH, INC.




          CONTENTS


                                      PAGE

FINANCIAL STATEMENTS

ACCOUNTANTS' REVIEW REPORT              F1

BALANCE SHEET                           F2

STATEMENTS OF INCOME                    F3

STATEMENT OF
CHANGES IN STOCKHOLDERS' EQUITY         F4

STATEMENTS OF CASH FLOWS                F5

May 8, 2002




TO THE BOARD OF DIRECTORS
BrandAid Marketing Corporation
formerly Salient Cybertech, Inc.
Sarasota, Florida


                     ACCOUNTANTS REVIEW REPORT

We have reviewed the accompanying balance sheet of BrandAid Marketing Corporation, formerly Salient Cybertech, Inc., as of March 31, 2002 and December 31, 2001, the statement of changes in stockholders' equity for the three months ended March 31, 2002, the consolidated statement of changes in stockholders' equity for the year ended December 31, 2001, the related statements of income and cash flows for the three months ended March 31, 2002, and the consolidated statements of income and cash flows for the three months ended March 31, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of BrandAid Marketing Corporation.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

Management has elected to omit substantially all of the disclosures required by accounting principles generally accepted in the United States of America. If the omitted disclosures were included in the financial statements, they might influence the user's conclusion about the Company's financial position, results of operations, and cash flows. Accordingly, these financial statements are not designed for those who are not informed about such matters.




Certified Public Accountants


        5 (F1)


                      BRANDAID MARKETING CORPORATION
                     FORMERLY SALIENT CYBERTECH, INC.

                              BALANCE SHEET
                   MARCH 31, 2002 and DECEMBER 31, 2001


                                 March 31                December 31,
                                 2002                    2002
ASSETS

Cash                           $   13,637              $          50
Accounts receivable               140,325                     82,818
Other receivables                   8,268
Prepaid expenses                   20,000                     79,644

TOTAL CURRENT ASSETS              182,230                    182,512

Equipment - net                   341,421                    352,336

Other assets                          640                        640

                               $  524,291              $     515,588


LIABILITIES AND
STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable               $  421,004              $     316,958
Accrued expenses                  607,347                    586,168
Accrued interest                  266,387                    258,230
Deferred revenue                  124,455
Note payable                      615,015                    615,015
Notes payable - shareholder       842,427
Notes payable - related parties   218,328                    218,328

TOTAL CURRENT LIABILITIES       3,094,963                  1,994,699

STOCKHOLDERS' EQUITY
Common stock - authorized
80,000,000 shares;
par value $.001; issued
and outstanding,
1,608,758 and 1,106,503
at March 31, 2002
and December 31, 2001,
respectively                        1,609                      1,107
Preferred stock - authorized
20,000,000 shares;
par value $.00, issued and
outstanding,
13.93 and 14 at March 31,
2002 and December 31, 2001,
respectively.
Additional paid-in capital      9,774,159                  9,311,200
Common stock to be issued           6,264                    430,912
Treasury stock                   (584,367)
Accumulated deficit           (11,768,337)               (11,222,430)

TOTAL STOCKHOLDERS' EQUITY     (2,570,672)                (1,479,211)

                               $  524,291              $     515,488


See Accountants' Review Report.


        6  (F2)


                      BRANDAID MARKETING CORPORATION
                     FORMERLY SALIENT CYBERTECH, INC.

                         STATEMENTS OF INCOME
                      THREE MONTHS ENDED MARCH 31,



                                 2002            2001
                                            (Consolidated)

SALES                    $    217,726      $            -
COST OF SALES                 238,942                   -

GROSS PROFIT                  (21,216)                  -

EXPENSES
General and
administrative                397,080           1,087,297
Selling                       119,454
Interest                        8,157              64,885

                              524,691           1,152,182

LOSS FROM CONTINUED
OPERATIONS BEFORE
INCOME TAXES                 (545,907)         (1,152,182)

INCOME TAXES                        -                   -

LOSS FROM CONTINUED
OPERATIONS                   (545,907)         (1,152,182)

DISCONTINUED OPERATIONS:

LOSS FROM OPERATION OF
DISCONTINUED SUBSIDIARIES                        (360,966)

GAIN ON DISPOSAL OF
DISCONTINUED
SUBSIDIARIES,
net of taxes                                    1,629,570

NET (LOSS) INCOME        $   (545,907)      $     116,422

NET LOSS PER SHARE
FROM CONTINUING
OPERATIONS               $      (.348)      $      (2.507)

NET (LOSS) INCOME
PER SHARE                $      (.348)      $        .253

NET INCOME PER
SHARE - DILUTED                             $        .005



See Accountants' Review Report.


        7  (F3)


                      BRANDAID MARKETING CORPORATION
                     FORMERLY SALIENT CYBERTECH, INC.

                        CONSOLIDATED STATEMENT
                   OF CHANGES IN STOCKHOLDERS' EQUITY


                        Additional Common               Retained
                 Common Paid-in    Stock to   Treasury  Earnings
                 Stock  Capital    be issued  Stock    (Deficit)  Total
BALANCE,
January 1,
2001         $ 7,425  $8,075,659   $         $       $(6,558,680)  $1,524,404

Common stock
issued
for
compensation  10,352     604,450                                      614,802

Common stock
issued for
services       4,053     522,797                                      526,850

Common stock
issued for
debt and
related
accrued
interest         300      12,271                                       12,571

Reclassification
of debt to
additional
paid-in
capital                   75,000                                       75,000

Reverse
stock
split
1:20         (21,023)     21,023

Purchase of
assets from
BrandAid
Communications
Corporation                        430,912                            430,912

Net Loss                                             (4,663,750)   (4,663,750)

BALANCE,
December
31, 2001       1,107   9,311,200   430,912          (11,222,430)   (1,479,211)

Common stock
issued for
compensation       1       2,548                                        2,549

Common stock
issued for
services         100      29,900    6,264                              36,264

Treasury stock
acquired                                    (584,367)                (584,367)

Purchase of
assets from
BrandAid
Communications
Corporation      401     430,511 (430,912)

Net loss                                                 (545,907)   (545,907)

BALANCE,
March 31,
2002         $ 1,609  $9,774,159  $ 6,264  $(584,367)$(11,768,337)$(2,570,672)







See Accountants' Review Report.


        8  (F4)


                      BRANDAID MARKETING CORPORATION
                     FORMERLY SALIENT CYBERTECH, INC.

                        STATEMENTS OF CASH FLOWS

                                            For the three months
                                               ended March 31,
                                           2002             2001
                                                       (Consolidated)
CASH FLOWS FROM
OPERATING ACTIVITIES
Net (Loss) income                    $ (545,907)    $    116,422

Adjustments to reconcile
net (Loss) income to net
cash used by operating
activities:
Depreciation                             17,870          216,101
Amortization                                              32,392
Loss on foreign currency                                 (40,836)
Stock issued for services                38,813          542,393
Increase (decrease) in
operating assets:
Accounts receivable                     (57,507)         147,217
Other receivables                        (8,268)      (4,700,000)
Inventory                                              1,001,255
Prepaid expenses                         59,644           18,603
Other assets                                              39,542
(Increase) decrease in
operating liabilities:
Accounts payable                        104,046       (1,050,812)
Accrued expenses                         21,179          (57,552)
Accrued interest                          8,157           22,277
Deferred revenue                        124,455

NET CASH USED BY
OPERATING ACTIVITIES                   (237,518)      (3,712,998)

CASH FLOWS FROM
INVESTING ACTIVITIES
Purchase of property
and equipment                            (6,955)
Property and equipment
included in sale of subsidiaries                       4,240,736

NET CASH(USED) PROVIDED BY
INVESTING ACTIVITIES                     (6,955)       4,240,736

CASH FLOWS FROM
FINANCING ACTIVITIES
Proceeds of loans from
shareholder                             258,060
Proceeds of debenture                                    600,015
Debt included in sale of subsidiary                   (1,670,920)
Repayments to shareholder                                (41,591)
Repayment of loans                                      (114,935)
Bank overdraft                                            17,865

NET CASH PROVIDED (USED) BY
FINANCING ACTIVITIES                    258,060       (1,209,566)

NET INCREASE (DECREASE)
IN CASH                                  13,587         (681,828)

CASH, at beginning of period                 50          681,828

CASH, at end of period               $   13,637     $          -


See Accountants' Review Report.


        9  (F5)


                                            For the three months
                                               ended March 31,
                                           2002             2001
                                                       (Consolidated)


SUPPLEMENTAL DISCLOSURES:
Interest paid                        $        -     $     42,608

Schedule of non-cash
investing and financing
transactions:

100,000 shares issued for
professional services                $   30,000

750 shares issued for
employee compensation                $    2,549

Common stock to be issued
for professional services            $    6,264

Treasury stock acquired
from shareholder in
exchange for note payable
to shareholder                       $ (584,367)

One share of preferred
stock converted to 75,000
common shares, for compensation                     $    315,000

10,132 shares issued for services                   $    227,393

Sale of 100% stock in Futronix, Inc.
     Assets sold:
          Cash                                      $    322,902
          Accounts receivable                            185,434
          Inventory                                    1,045,420
          Property and other equipment                 4,240,735
          Other assets                                    36,435

     Liabilities released:
          Payables and other accrued expenses          1,021,596
          Debt                                         2,995,920


     Net assets sold                                $  1,813,410

     Payment for net assets sold:
Cash due                                            $    800,000
Investments due                                        4,000,000
Advances to Futronix                                  (1,325,000)
Gain on sale of subsidiary                            (1,661,590)

                                                     $ 1,813,410


        10  (F6)


                                 PART I

Item 2. Management's Discussion and Analysis


                        THE CORPORATION'S BUSINESS

    The Company currently is an in-store marketing services company that provide manufacturers of consumer products, direct response products, and entertainment companies, with a cost effective method of delivering advertising messages, promotional incentives, samples and CD ROMS directly to consumers.

    BrandAid's operating revenues are currently solely from its marketing activities, which primarily focuses on the distribution of in-store advertisements called "Supercards" as well as distributing client marketing materials. The Company is managed and advised by former members of Act Media, another in-store marketing company, that was previously sold to Newscorp for several hundred million dollars.

    Currently, the Company has completed the infrastructure for commencing operations, and active sales commenced in the first quarter of 2002.

    BrandAid's first direct response campaign was conducted in January on behalf of America Online. In that campaign the Company successfully distributed thousands of AOL CD-ROM's throughout nationally recognized supermarket chains, as discussed below.

    Soap Opera Digest, Sew News, Parents Magazine, Proactive Solutions, Checks Unlimited, and Oreck entered into marketing agreements with the Company for campaigns that were launched in March, 2002.

    In an arms-length transaction with non-affiliates, the Company also purchased $257,020 in Advertising Contracts from BrandAid Communications Corporation for 401,008 common shares in the Company, said shares being unregistered and subject to Rule 144 promulgated under the Securities Act of 1933, as amended. Management believes that further growth will be internally generated, and no further asset purchases are anticipated

    National advertisers, utilizing the Supercard Program, included brands from the following companies in their advertising campaigns: Kellogg's Inc., Earthlink, The Food Network, Unilever, Primedia, Oreck, Checks Unlimited, AOL Time Warner, and ProActive Solutions.

    In total, approximately 5.1 million Supercards and CD's were distributed in the first quarter of 2002. An independent research study by MASI International concluded that sales by clients using the Supercards Program increased an average of 12%.

    Store coverage was increased by 46%, with the installation of Supercard displays in 120 Safeway stores in the Baltimore/Washington area and 115 Kroger stores in Atlanta.

    The Company continued its growth early into the second quarter of 2002. The Company announced a national in-store marketing agreement with Safeway, Inc., the fourth largest supermarket retailer in the US. This Agreement should facilitate expansion into US Safeway stores during the course of 2002.

    BrandAid also completed an in-store divisional marketing agreement with Kroger, the second largest supermarket retailer in the US.

    To prepare for the anticipated growth in business, and to better service our clients, the Company hired four Regional Vice Presidents, responsible for consumer product goods companies.

    To better service our direct response clients, a Direct Response Division was established in the first quarter of 2002.

    The Company's current address is 1715 Stickney Point Rd, Suite A-12, Sarasota, Florida 34231. BrandAid trades under the symbol, BAMK, on the OTC:BB market. Further Information may be found at the Company's web site: www.bamk.info.


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion and analysis relate to factors which have affected the financial condition and results of our operations for the quarter ended March 31, 2002, and March 31, 2001.

    The results of operations for the first quarter of 2001 reflected the operations of the Company's subsidiaries, Gemini Learning Systems, Inc. and Futronix, Inc., both of which were sold in 2001. The current quarter reflects only the marketing operations of BrandAid. For this reason, any comparison of the historic data with current data is not meaningful. (The sale of both subsidiaries is discussed in "Material Events", below).

Discussion of Financial Information

    The discussion respecting our financial position utilizes the unaudited, reviewed financial statements attached to this Report for the quarters ended March 31, 2002 and March 31, 2001.

    Operating Revenues for the quarter ended March 31, 2002 were $217,726, with the cost of sales being $238,942. The primary reason that cost of sales exceeded revenue was that the current quarter was BrandAid's first operating quarter in its marketing business, and a number of non-recurrent set up charges were associated with and borne by current sales. Examples of these costs were the set up of kiosks and displays, which will be used for continuing marketing activities by both current and future clients. Management feels that future sales will result in gross profits of over 30%. Operating revenues for the quarter ended March 31, 2001 reflect the sale of both Gemini and Futronix, in that the financial statements reflect that both businesses are discontinued operations, and not going concerns. On that basis, the Company had no revenues from ongoing operations for the first quarter of 2001.

    General and Administrative expenses were $397,080 for the quarter ended March 31, 2002, as compared to $1,087,297 for the same period in 2001. The current expenses, relative to sales, were the result of set-up costs associated with its marketing business. Management feels that as the year progresses, the ratio of expenses to gross profit will decrease significantly.

    Net losses for the first quarter of 2002 were ($545,907), as compared to a net income of $116,422 for the same period in 2001. The loss, as discussed above, is reflective of the set-up costs associated with the Company's current business. The net loss for the first quarter of 2002 translates into a loss of ($.348) per share as compared to a net income of $0.253 per share for the same period in 2001.

    On December 31, 2001, the cash and investment certificate position of the Company was $50.00, as compared to $13,637 on March 31, 2002. Current Assets on December 31, 2001 were $182,512, as compared to $182,230 on March 31, 2002.

Material Events

    BrandAid Marketing Corporation was originally incorporated as MAS Acquisition I Corp. ("MAS") on July 31, 1996, in the State of Delaware.
On December 5, 1997, pursuant to the terms of an Agreement of Merger between MAS and Sloan Electronics, Inc. ("Sloan Electronics"), Sloan Electronics merged into MAS, and MAS changed its name to Sloan Electronics, Inc. In May, 1999, the name of the Company was changed to Salient Cybertech, Inc.

    The Company's primary focus was developing a high technology manufacturing division and an internet based distance learning product line.

    On November 26, 2001, the Board of Directors decided that a business opportunity existed in the direct marketing services industry. In furtherance of its new business direction, on December 24, 2001, the Company, after putting the matters to a vote at a Special Meeting of Shareholders held on December 14, 2001, changed its name to BrandAid Marketing Corporation, effected a 1 for 20 reverse split of its stock, and changed it's trading symbol to BAMK.

    During the third quarter 1999, the Company acquired, for stock, Gemini Learning Systems, Inc., which operated as part of the Internet/technology division of the company. Gemini Learning Systems, Inc. was sold by the Company to Haines Avenue, LLC. on September 28, 2001. The sale was ratified at a Special Meeting of Shareholders held on March 29, 2002. The agreements executed between the parties outlining the terms of the sale are appended to the Report on Form 10QSB for the period ended September 30, 2001, filed with the SEC on February 11, 2002, and are incorporated herein by reference.

    On Tuesday May 23, 2000, Salient Cybertech, Inc. (the "Company") executed an agreement whereby it acquired Futronix, Inc. ("Futronix").
On March 19, 2001, Futronix was sold to Trident Systems International,
Inc. for the sum of $8,000,000. The transaction involved the transfer of 400,000 restricted shares of Trident's common stock and $800,000 in cash to Salient in exchange for all outstanding shares of Futronix. The terms of the transaction were fully disclosed in a Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2001, and said Report is incorporated herein by reference. (See, also- Legal Proceedings)

    In December, 2001, BrandAid purchased $257,020 in Advertising Contracts from BrandAid Communications Corporation for 401,008 common shares in the Company, said shares being unregistered and subject to Rule 144 promulgated under the Securities Act of 1933, as amended.

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

    In December, 2001, Paul Sloan, former President of BrandAid, was appointed Acting Secretary of the Company at the pleasure of the Board of Directors until the next annual meeting of the Company.

    At a meeting of the Board of Directors held on January 16, 2002, Corporate Services Group, LLC. was issued 11,000 shares of common stock, said shares restricted pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended.

    The Company had previously authorized the issuance of Preferred Shares. Each share of Preferred Stock is automatically convertible into 1,500,000 shares of common stock, as specified by Board Resolution. IDT Group, Inc. ("IDT"), a Florida based corporation, has ownership to 4 preferred shares, which represent 6,000,000 shares of common stock. IDT has received these shares as a result of its long term and continuing financial support of the Company.

    The Company's Board has also taken further steps to increase the financial resources of the Company as well as the profitability of the Company. Those steps include undertaking negotiations with multiple additional sources of funding and approving a stock buy-back program, which would have the effect of increasing earnings and value per share. The Board previously approved the issuance of a private placement memorandum to assist in the funding of the Company. However, the private placement was terminated as a result of the Board's determination that said private placement should be repriced.

Liquidity

   We believe that we will receive the cash funds and necessary liquidity to meet the needs of the company over the next year. However, should we fail to obtain the necessary funds, the Company may have to curtail some or all of its operations.


                                 PART II


Item 1. Legal Proceedings.

    The Company is not currently a party to any pending or threatened litigation of a meritorious or material nature or that could result in a significant financial impact, except as disclosed herein. From time to time the Company may be involved in lawsuits in the normal course of its business, that do not have a material impact upon the Company.

    On March 19, 2001, as above stated, Futronix, Inc. was sold by the Company to Trident Systems International, Inc. The former owners of Futronix, Inc. have asserted a claim that the transaction is void. Management feels that Newberry and Jenkins have no legal basis for their claim, and that the sale of Futronix was valid and legally enforceable. BrandAid has commenced action in Florida Circuit Court for a declaratory judgment stating that Salient owned Futronix at all material times, and the sale of Futronix was a valid sale. To date Trident has advanced $55,000 as against the said sale, and the shares issued to BrandAid are being held back pending the resolution of this matter.

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

(24.6) Consent of Auditors                                     Page 18

(b) Reports on Form 8-K

   1. Report on Form 8-K filed on January 29, 2002, Purchase of Assets and Company Profile.


   2. Report on Form 8-K filed on February 14, 2002, Proforma Statements respecting the sale of Gemini and Futronix.




(c) Other Filings Incorporated by Reference


   1. Schedule DEF 14A filed on February 25, 2002.

   2. Schedule DEFA 14A filed on February 25, 2002.

   3. Report on Form 10-KSB filed on April 1, 2002.



                               Signatures

   In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2002

BrandAid Marketing Corporation.


By:             /s/Paul Sloan/s/
            Paul Sloan, Chairman and Secretary

               /s/Charles Tokarz
            Charles Tokarz, CFO

               /s/Jay Elliot
            Jay Elliot, President, CEO

EXHIBIT 24.6
                   Consent of Registrant's Auditors


May 10, 2002

Securities and Exchange Commission
Washington, D.C. 20549

RE:  Salient Cybertech, Inc.
     Report on Form 10-QSB for the Periods ending
     March 31, 2002 and March 31, 2001.





Gentlemen:


     We consent to the Accountant's Review Reports and Statements being filed with the Quarterly Report on Form 10-QSB for the quarter ending on March 31, 2002 and with any amendment thereto. This accounting firm hereby consents to the filing of this consent as an exhibit to the Quarterly Report abovementioned.





/s/Bobbitt,Pittenger/s/
Certified Public Accountants