Form 10-Q
period 2002-06-30
BRANDAID MARKETING CORP
filed 2002-08-13
CIK 1022409

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              FORM 10-QSB

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                                   For the quarter ended - June 30, 2002

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   For the transition period from ...to....

                       Commission File Number 0-28772


                          BRANDAID MARKETING CORPORATION
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

There were 6,499,043 shares of Common Stock outstanding having a par value of $0.001 per share as of June 30, 2002.

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


                    BrandAid Marketing Corporation
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

                      BRANDAID MARKETING CORPORATION




                           REPORT ON REVIEW OF
                          FINANCIAL STATEMENTS




                   FOR THE PERIOD ENDED JUNE 30, 2002













                    Bobbitt, Pittenger & Company, P.A.

                      BRANDAID MARKETING CORPORATION




                      CONTENTS


                                                      PAGE

FINANCIAL STATEMENTS

        ACCOUNTANTS' REVIEW REPORT                    5 (F1)

        BALANCE SHEET                                 6 (F2)

        STATEMENTS OF INCOME                          7 (F3)

        STATEMENT OF
        CHANGES IN STOCKHOLDERS' EQUITY               8 (F4)

        STATEMENTS OF CASH FLOWS                      9 (F5)

August 6, 2002




TO THE BOARD OF DIRECTORS
BrandAid Marketing Corporation
Sarasota, Florida


                          ACCOUNTANTS REVIEW REPORT

We have reviewed the accompanying balance sheet of BrandAid Marketing Corporation, formerly Salient Cybertech, Inc., as of June 30, 2002, the statement of changes in stockholders' equity for the six months ended
June 30, 2002, the consolidated statement of changes in stockholders' equity for the year ended December 31, 2001, the related statement of income for the three and six months ended June 30, 2002, the consolidated statement of income for the three and six months ended June 30, 2001, the related statement of cash flows for the six months ended June 30, 2002 and the consolidated statement of cash flows for the six months ended June 30, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of BrandAid Marketing Corporation.

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



/s/Bobbitt, Pittenger & Co., P.A.
Certified Public Accountants


        5  (F1)


                      BRANDAID MARKETING CORPORATION


                              BALANCE SHEET

                                         JUNE 30,        December 31,
                                           2002             2001

ASSETS

Cash                             $        24,702      $           50
Accounts receivable                      233,431              82,818
Prepaid expenses                          27,607              79,644

                 TOTAL CURRENT ASSETS    285,740             182,512

Equipment - net                          331,064             352,336
Other Assets                                                     640
                                  $      616,804      $      515,588


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
        Accounts payable          $      659,627      $      316,958
        Accrued expenses                 640,784             586,168
        Accrued interest                 274,809             258,230
        Deferred revenue                 359,481                   -
        Note payable                     615,015             615,015
        Notes payable - shareholder    2,560,535                   -
        Notes payable - related
        parties                          225,328             218,328

                 TOTAL CURRENT
                 LIABILITIES           5,335,579           1,994,699

STOCKHOLDERS' EQUITY
        Common stock - authorized
        80,000,000 shares;
        par value $.001; issued and
        outstanding, 6,499,043 at
        June 30, 2002, and 1,106,503
        at December 31, 2001               6,499               1,107
        Preferred stock - authorized
        20,000,000 shares;
        par value $.00, issued and
        outstanding, 10.69 at
        June 30, 2002, and 14 at
        December 31, 2001
        Additional paid-in capital     9,952,189           9,311,200
        Common stock to be issued        127,099             430,912
        Treasury stock                (1,954,675)                  -
        Accumulated deficit          (12,849,887)        (11,222,430)

                 TOTAL STOCKHOLDERS'
                 EQUITY               (4,718,775)         (1,479,211)

                                  $      616,804       $     515,488


                      See Accountants' Review Report.


        6  (F2)


                      BRANDAID MARKETING CORPORATION

                           STATEMENTS OF INCOME



           Six months      Three months    Six months      Three months
           ended           ended           ended           ended
           June 30, 2002   June 30, 2002   June 30, 2001   June 30, 2001
                                          (Consolidated)  (Consolidated)

SALES        $   413,708     $   195,982    $     31,902    $     31,902
COST OF
SALES            628,849         389,907           1,582           1,582

GROSS PROFIT    (215,141)       (193,925)         30,320          30,320

EXPENSES
General and
administrative  1,012,912        615,833       1,606,132         618,814
Selling           382,724        263,270
Interest           16,680          8,523         109,565          44,680

                1,412,316        887,626       1,715,697         663,494

LOSS FROM
CONTINUED
OPERATIONS
BEFORE INCOME
TAXES          (1,627,457)    (1,081,551)     (1,685,377)       (633,174)

INCOME TAXES            -              -               -               -


LOSS FROM
CONTINUED
OPERATIONS     (1,627,457)    (1,081,551)     (1,685,377)       (633,174)

DISCONTINUED
OPERATIONS:

LOSS FROM
OPERATION OF
DISCONTINUED
SUBSIDIARIES                                    (360,966)

LOSS ON DISPOSAL
OF DISCONTINUED
SUBSIDIARIES,
net of taxes                                    (538,409)     (2,100,000)

NET (LOSS)
INCOME         (1,627,457)    (1,081,551)     (2,584,752)     (2,733,174)

NET LOSS PER
SHARE FROM
CONTINUING
OPERATIONS   $      (.781)   $     (.419)   $      (3.38)   $      (1.18)

NET (LOSS)
INCOME PER
SHARE        $      (.781)   $     (.419)   $      (5.19)   $      (5.10)





                      See Accountants' Review Report.

        7  (F3)


                      BRANDAID MARKETING CORPORATION

                          CONSOLIDATED STATEMENT
                     OF CHANGES IN STOCKHOLDERS' EQUITY



                      Additional   Common      Retained
              Common  Paid-in      stock to    Treasury   Earnings
              Stock   Capital      be issued   Stock     (Deficit)       Total
BALANCE,
January 1,
2001        $  7,425  $8,075,659   $        $          $(6,558,680)  $1,524,404

Common stock
issued for
compensation  10,352     604,450                                        614,802

Common stock
issued for
services       4,053     522,797                                        526,850

Common stock
issued for
debt and
related
accrued
interest         300      12,271                                         12,571

Reclassification
of debt to
additional
paid-in capital           75,000                                         75,000

Reverse stock
split 1:20   (21,023)     21,023

Purchase of
assets from
Brandaid
Communications
Corporation                         430,912                             430,912

Net loss                                                 (4,663,750) (4,663,750)

BALANCE,
December
31, 2001       1,107   9,311,200    430,912             (11,222,430) (1,479,211)

Common stock
issued for
compensation       1       2,548                                          2,549

Common stock
issued for
services         131     212,789    127,099                             340,019

Treasury stock
acquired                                                 (1,954,675) (1,954,675)

Purchase of
assets from
BrandAid
Communications
Corporation      401     430,511   (430,912)

Conversion of
preferred
stock to
common stock   4,859      (4,859)

Net loss                                                 (1,627,457) (1,627,457)

BALANCE,
June 30,
2002        $  6,499  $9,952,189   $127,099$(1,954,675)$(12,849,887)$(4,718,775)




                      See Accountants' Review Report.


        8  (F4)


                      BRANDAID MARKETING CORPORATION

-+
`
                        STATEMENTS OF CASH FLOWS


                                              For the six months
                                                ended June 30,
                                             2002            2001
								(Consolidated)
CASH FLOWS FROM OPERATING ACTIVITIES
        Net (loss) income             $(1,627,457)        $(2,584,752)

Adjustments to reconcile net (loss)
income to net cash used by operating activities:
                Depreciation               36,284             221,256
                Amortization                                   54,901
                Loss on foreign currency                       14,945
                Loss on disposal of
                equipment                 743,131
                Stock issued for
                services                  342,568
               (Increase) decrease in
                operating assets:
                Accounts receivable, net (150,613)            169,984
                Other receivables                          (2,560,000)
                Inventory                                   1,001,255
                Prepaid expenses           52,037              22,212
                Other assets                  640              39,542
                Increase (decrease) in
                operating liabilities:
                Accounts payable          342,669          (1,032,172)
                Accrued expenses           54,616              53,044
                Accrued interest           16,579              66,958
                Deferred revenue          359,481

NET CASH USED BY OPERATING ACTIVITIES    (573,196)         (3,789,696)

CASH FLOWS FROM INVESTING ACTIVITIES
	Purchase of property and
        equipment                         (15,012)
	Property and equipment
        included in sale of subsidiaries                    4,240,735

NET CASH(USED) PROVIDED BY INVESTING
ACTIVITIES                                (15,012)          4,240,735

CASH FLOWS FROM FINANCING ACTIVITIES
	Proceeds of loans from
        shareholder/related parties       612,860              49,676
        Proceeds of debenture                                 600,015
        Debt included in sale of subsidiary                (1,670,920)
        Repayments to/from shareholder                        (41,591)
        Repayment of loans                                   (119,255)
        Bank overdraft                                         49,208

NET CASH PROVIDED (USED) BY
        FINANCING ACTIVITIES              612,860          (1,132,867)

NET INCREASE (DECREASE) IN CASH            24,652            (681,828)

CASH, at beginning of period                   50             681,828

CASH, at end of period                $    24,702         $         -



                      See Accountants' Review Report.


        9  (F5)


                                              For the six months
                                                ended June 30,
                                             2002            2001
								(Consolidated)


SUPPLEMENTAL DISCLOSURES:
        Interest paid                 $         -         $         -

Schedule of non-cash investing and
financing transactions:

	100,000 shares issued for
        professional services         $    30,000

	750 shares issued for
        employee compensation         $     2,549

	Common stock to be issued
        for professional services     $   127,099

	Treasury stock acquired from
        shareholder in exchange for
        note payable to shareholder   $(1,954,675)

	One share of preferred stock
        converted to 75,000 common
        shares, for compensation                          $   315,000

	Issuance of 121,518 shares
        issued for services           $   428,131

	Sale of 100% stock in
        Futronix, Inc.
	     Assets sold:
                  Cash                                    $   322,902
                  Accounts receivable                         185,434
                  Inventory                                 1,045,420
                  Property and other equipment              4,240,735
                  Other assets                                 36,435

	     Liabilities released:
	          Payables and other
                  accrued expenses                          1,021,596
                  Debt                                      2,995,920


             Net assets sold                              $ 1,813,410

	     Payment for net assets sold:
                Cash due                                  $   800,000
                Investments due                             4,000,000
                Advances to Futronix                       (1,325,000)
                Gain on sale of subsidiary                 (1,661,590)
                                                          $ 1,813,410


                      See Accountants' Review Report.


        10  (F6)


                                             PART I.

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

    In an arms-length transaction with non-affiliates, the Company also purchased $257,020 in Advertising Contracts from BrandAid Communications Corporation for 401,008 common shares in the Company, said shares being unregistered and subject to Rule 144 promulgated under the Securities Act of 1933, as amended. Management believes that further growth will be internally generated, and no further asset purchases are anticipated.

    National advertisers, utilizing the Supercard Program, included brands from the following companies in their advertising campaigns: Kellogg's Inc., Earthlink, The Food Network, Unilever, Primedia, Oreck, Checks Unlimited, AOL Time Warner, and ProActive Solutions, Pepsi Cola, Turner Broadcast Systems (TBS), Hormel, and General Mills.

    In total, approximately 7.5 million Supercards and CD's were distributed in the second quarter of 2002, an increase of almost 30% over the 5.1 million Supercards and CD's that were distributed in the first quarter of 2002.
It is anticipated that approximately 15, 000,000 Supercards and CD's will be distributed in the next quarter. An independent research study by MASI International concluded that sales by clients using the Supercards Program increased an average of 12%.

    Store coverage was increased by 46% in the first quarter of 2002, with the installation of Supercard displays in 120 Safeway stores in the Baltimore/Washington area and 115 Kroger stores in Atlanta. The second quarter saw a 30% increase over the first quarter, and it is anticipated that almost a thousand installations of displays will be installed by the end of the third quarter.

    The Company continued its growth into the second quarter of 2002.
The Company announced a national in-store marketing agreement with Safeway, Inc., the fourth largest supermarket retailer in the US. This Agreement should facilitate expansion into US Safeway stores during the course of 2002.

    BrandAid also completed an in-store divisional marketing agreement with Kroger, the second largest supermarket retailer in the US.

    To prepare for the anticipated growth in business, and to better service our clients, the Company, in its second quarter, hired four Regional Vice Presidents, responsible for consumer product goods companies.

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


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS.

    The following discussion and analysis relate to factors which have affected the financial condition and results of our operations for the quarter ended June 30, 2002, and June 30, 2001.

    The results of operations for the second quarter of 2001 reflected the operations of the Company's subsidiaries, Gemini Learning Systems, Inc. and Futronix, Inc., both of which were sold in 2001. The current quarter reflects only the marketing operations of BrandAid. For this reason, any comparison of the historic data with current data is not meaningful. (The sale of both subsidiaries is discussed in "Material Events", below).

Discussion of Financial Information

    The discussion respecting our financial position utilizes the unaudited, reviewed financial statements attached to this Report for the quarters ended June 30, 2002 and June 30, 2001.

    Operating revenues for the quarter ended June 30, 2002 were $195,982, with the cost of sales being $389,907, and the Company showing a gross profit of ($193,925). The primary reason that cost of sales exceeded revenue was that the current quarter was BrandAid's second operating quarter in its marketing business, and a number of non-recurrent set up charges were associated with and borne by current sales. Examples of these costs were the set up of kiosks and displays, which will be used for continuing marketing activities by both current and future clients. Management feels that future sales will result in gross profits of over 30%.

    Operating revenues for the quarter ended June 30, 2001 reflect the sale of both Gemini and Futronix, in that the financial statements reflect that both businesses are discontinued operations, and not going concerns. On that basis, the Company had revenues of only $31, 902 from ongoing operations for the second quarter of 2001.

    General and administrative expenses were $615,833 for the quarter ended June 30, 2002, as compared to $618,814 for the same period in 2001. The current expenses, relative to sales, were the result of set-up costs associated with our marketing business. Management feels that as the year progresses, the ratio of expenses to gross profit will decrease significantly.

    Net losses for the second quarter of 2002 were ($1,081,551), as compared to ($2,733,174) for the same period in 2001. The loss, as discussed above, is reflective of the set-up costs associated with the Company's current business. The net loss for the first quarter of 2002 translates into a loss of ($0.419) per share as compared to a net loss of $5.10 per share for the same period in 2001.

    On December 31, 2001, the cash and investment certificate position of the Company was $50.00, as compared to $24,702 on June 30, 2002. Current Assets on December 31, 2001 were $182,512, as compared to $616,804 on June 30, 2002.

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

    On January 11, 2002, Jay Elliott was appointed CEO and President of BrandAid. The appointments were ratified at the annual meeting of shareholders on June 25, 2002. Jay has had a distinguished career of nearly two decades with in-store marketing and advertising.

    Paul Sloan, former President of BrandAid, was appointed Acting Secretary of the Company at the pleasure of the Board of Directors until the next annual meeting of the Company. The appointment was ratified at the annual meeting of shareholders on June 25, 2002. Mr. Sloan was also appointed Chairman of the Board of Directors.

    At a meeting of the Board of Directors held on January 16, 2002, Corporate Services Group, LLC. was issued 11,000 shares of common stock, said shares restricted pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended.

    The Company had previously authorized the issuance of Preferred Shares. Each share of Preferred Stock is automatically convertible into 1,500,000 shares of common stock, as specified by Board Resolution. IDT Group, Inc. ("IDT"), a Florida based corporation, has ownership rights to 4 preferred shares, which represent 6,000,000 shares of common stock. IDT has received these shares as a result of its long term and continuing financial support of the Company. Some of the shares were converted into 4,859,000 common shares during the current quarter.

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

    The Company has commenced an action in the Florida Circuit Court for a declatory judgment canceling the 138,800 shares owned by Ms. Kim Adolphe, president of BrandAid's former Subsidiary, Gemini Learning Systems, Inc. The action is based on the Company's assertion that there were material misstatements upon which the Company relied in purchasing Gemini, and certain issues that arose after the said purchase.

Item 2. Changes in Securities

    None



Item 3. Defaults.

    None


Item 4. Submission Of Matters To A Vote Of Security Holders.

     On March 29, 2002, at a Special Meeting of the Shareholders of the Company, the sale of Gemini was ratified, and the Shareholders voted to give the Board of Directors permission to sell Futronix, Inc. on whatever terms the Board saw fit.

     At the annual meeting of the Company, held on June 25, 2002, Jay Elliott and Kristian Baso were elected as Class 3 Directors. The appointment of Paul Sloan as Secretary, and Jay Elliott as President and CEO were also ratified. Paul; Sloan was also appointed Chairman of the Board of Directors.



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

   3. Schedule 14 Filed on May 23, 2002, respecting the annual meeting held on June 25, 2002.

   Report on Form 10-KSB filed on April 1, 2002.



                               Signatures

   In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2002

BrandAid Marketing Corporation.


By              /s/Paul Sloan/s/
		Paul Sloan, Chairman and Secretary

               /s/ Charles Tokarz
            Charles Tokarz, CFO

                /s/Jay Elliott
            Jay Elliott, President, CEO

EXHIBIT 24.6
                   Consent of Registrant's Auditors


August 12, 2002

Securities and Exchange Commission
Washington, D.C. 20549

RE:  BrandAid Marketing Corporation.
     Report on Form 10-QSB for the Periods ending
     June 30, 2002 and June 30, 2001.





Gentlemen:


     We consent to the Accountant's Review Reports and statements being filed with the Quarterly Report on Form 10-QSB for the quarter ending on June 30, 2002 and with any amendment thereto. This accounting firm hereby consents to the filing of this consent as an exhibit to the Quarterly Report abovementioned.





/s/Bobbitt,Pittenger/s/
Certified Public Accountants