Form 10QSB/A
period 2002-06-30
BRANDAID MARKETING CORP
filed 2002-08-14
CIK 1022409

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

(24.6) Consent of Auditors                                     Page 18

(99.1) Certification of CEO and CFO respecting Financial
       Disclosures.                                            Page 19

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





/s/Bobbitt,Pittenger/s/
Certified Public Accountants

                                   Exhibit   99.1
               Certification of CEO and CFO Respecting Financial Disclosure.


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. (S)1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of BrandAid Marketing Corporation (the "Company") on Form 10-QSB/A for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jay Elliott, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. (S)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                /s/ Jay Elliott
                                                ------------------------------
                                                Jay Elliott
                                                Chief Executive Officer
                                                August 14, 2002



                            CERTIFICATION PURSUANT TO
                                18 U.S.C.(S)1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of BrandAid Marketing Corporation (the "Company") on Form 10-QSB/A for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Tokarz, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. (S)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                  /s/ Charles Tokarz
                                                  ----------------------------
                                                  Charles Tokarz
                                                  Chief Accounting Officer
                                                  August 14, 2002

           PAGE INTENTIONALLY LEFT BLANK