Form 10QSB
period 2002-09-30
BRANDAID MARKETING CORP
filed 2002-11-15
CIK 1022409

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              FORM 10-QSB

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended - September 30, 2002

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

There were 7,142,190 shares of Common Stock outstanding having a par value of $0.001 per share as of September 30, 2002.

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




                   FOR THE PERIOD ENDED SEPTEMBER 30, 2002













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

October, 2002




TO THE BOARD OF DIRECTORS
BrandAid Marketing Corporation
Sarasota, Florida


                          ACCOUNTANTS REVIEW REPORT

We have reviewed the accompanying balance sheet of BrandAid Marketing Corporation, formerly Salient Cybertech, Inc., as of September 30, 2002, the statement of changes in stockholders' equity for the nine months ended September 30, 2002, the consolidated statement of changes in stockholders' equity for the year ended December 31, 2001, the related statement of income for the three and nine months ended June 30, 2002, the consolidated statement of income for the three and nine months ended September 30, 2001, the related statement of cash flows for the nine months ended September 30, 2002 and the consolidated statement of cash flows for the nine months ended September 30, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of BrandAid Marketing Corporation.

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


                        BRANDAID MARKETING CORPORATION
                       FORMERLY SALIENT CYBERTECH, INC.

                                BALANCE SHEET
                              September 30, 2002



       ASSETS

Cash                                      $       1,552
Accounts receivable                             290,536
Other assets                                      3,107

                TOTAL CURRENT ASSETS            295,195

Equipment - net                                 644,937

                                          $     940,132


       LIABILITIES AND
       STOCKHOLDERS' EQUITY

LIABILITIES
        Accounts payable                  $   1,185,378
        Accrued expenses                        728,033
        Accrued interest                        282,115
        Deferred revenue                        230,041
        Notes payable                           615,015
        Notes payable - related
        parties                                 177,328

       TOTAL CURRENT LIABILITIES              3,217,910

STOCKHOLDERS' EQUITY
        Common stock - authorized
        80,000,000 shares; par value
        $.001; issued and outstanding,
        7,142,190 at September 30,
        2002                                      7,142
        Preferred stock - authorized
        20,000,000 shares;
           Series One:
                   Par value $.00,
                   issued and outstanding
                   10.69 at September 30,
                   2002, convertible one
                   share to 1,500,000
                   common shares
           Series Two:
                   Par value $.00, 10%
                   cumulative convertible
                   stock, 276,004 issued
                   and outstanding,
                   convertible one share
                   into $10 of common stock
        Additional paid-in capital           12,950,916
        Common stock to be issued               210,455
        Treasury stock                       (1,954,675)
        Accumulated deficit                 (13,491,616)

           TOTAL STOCKHOLDERS' EQUITY        (2,277,778)

                                          $     940,132

         See Accountants' Review Report.


        6(F2)


                        BRANDAID MARKETING CORPORATION
                       FORMERLY SALIENT CYBERTECH, INC.

                            STATEMENTS OF INCOME



        Nine months     Three months    Nine months     Three months
        ended           ended           ended           ended

        Sept. 30, 2002  Sept. 30, 2002   Sept. 30, 2001  Sept. 30, 2001
                                        (Consolidated)  (Consolidated)

SALES      $ 1,041,974     $   628,266    $              $
COST OF
SALES        1,205,598         576,749

GROSS PROFIT  (163,624)         51,517

EXPENSES
General and
administr-
ative        1,523,594         510,682      1,326,444       327,839
Selling        557,982         175,258
Interest        23,986           7,306        154,245
             2,105,562         693,246      1,480,689      (327,839)

LOSS FROM
CONTINUED
OPERATIONS
BEFORE
INCOME
TAXES       (2,269,186)       (641,729)    (1,480,689)     (327,839)

INCOME
TAXES              -               -

LOSS FROM
CONTINUED
OPERATIONS  (2,269,186)       (641,729)    (1,480,689)     (327,839)
DISCONTINUED
OPERATIONS:

LOSS FROM
OPERATION OF
DISCONTINUED
SUBSIDIARIES                               (1,084,837)     (191,344)

LOSS ON DISPOSAL
OF DISCONTINUED
SUBSIDIARIES,
net of taxes                               (1,092,500)     (554,091)

NET LOSS   $(2,269,186)    $  (641,729)   $(3,658,026)  $(1,073,274)

NET LOSS PER SHARE FROM
CONTINUING OPERATIONS      $     (.581)   $     (.086)  $    (2.790)  $ (.576)

NET LOSS PER SHARE         $     (.581)   $     (.086)  $    (6.893)  $(1.885)


        See Accountants' Review Report.


        7(F3)


                        BRANDAID MARKETING CORPORATION
                       FORMERLY SALIENT CYBERTECH, INC.

                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                       Additional  Common                 Retained
              Common   Paid-in     stock to    Treasury   Earnings
              Stock    Capital     be issued   Stock     (Deficit)   Total
BALANCE,
January 1,
2001       $  7,425    $8,075,659   $          $       $(6,558,680)  $1,524,404

Common
stock
issued
for
compensation 10,352       604,450                                       614,802

Common
stock
issued
for services  4,053       522,797                                       526,850

Common
stock
issued
for debt
and related
accrued
interest        300        12,271                                        12,571

Reclassif-
ication of
debt to
additional
paid-in
capital                    75,000                                        75,000

Reverse stock
split 1:20  (21,023)       21,023

Purchase of
assets from
BrandAid
Communications
Corporation                         430,912                             430,912

Net loss                                            (4,663,750)      (4,663,750)

BALANCE,
December 31,
2001          1,107     9,311,200   430,912         (11,222,430)     (1,479,211)

Common
stock
issued for
compensation      1         2,548                                         2,549

Common
stock
issued for
services        469       451,786   210,455                             662,710

Treasury
stock
acquired                                      (1,954,675)            (1,954,675)

Purchase of
assets from
BrandAid
Communications
Corporation     401       430,511  (430,912)

Conversion of
preferred
stock to
common stock  5,164        (5,164)

Conversion of
debt to
preferred stock         2,760,035                                     2,760,035

Net loss                                                 (2,269,186) (2,269,186)

BALANCE,
September 30,
2002       $  7,142   $12,950,916  $210,455$(1,954,675)$(13,491,616)$(2,277,778)



        See Accountants' Review Report.


        8(F4)


                        BRANDAID MARKETING CORPORATION
                       FORMERLY SALIENT CYBERTECH, INC.

                          STATEMENTS OF CASH FLOWS

                                         For the nine months
                                         ended September 30,
                                       2002             2001
                                                    (Consolidated)
CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss                        $(2,269,186)     $(3,658,026)

Adjustments to reconcile
net loss to net cash used
by operating activities:
Depreciation                         54,910          225,729
Amortization                                          85,844
Loss on foreign currency                              (6,990)
Loss on disposal of equipment                      1,017,066
Stock issued for services
and compensation                    665,259
(Increase) decrease in
operating assets:
Accounts receivable, net           (207,718)         184,657
Other receivables                                   (796,000)
Inventory                                          1,001,255
Prepaid expenses                     76,537           38,284
Other assets                            640          137,528
Increase (decrease) in
operating liabilities:
Accounts payable                    868,420       (1,044,274)
Accrued expenses                    141,865            6,211
Accrued interest                     23,885          111,638
Deferred revenue                    230,041

NET CASH USED BY
OPERATING ACTIVITIES               (415,347)      (2,697,078)

CASH FLOWS FROM
INVESTING ACTIVITIES
Purchase of property
and equipment                      (347,511)
Property and equipment
included in sale of
subsidiaries                                       4,286,058

NET CASH(USED) PROVIDED
BY INVESTING ACTIVITIES            (347,511)       4,286,058

CASH FLOWS FROM
FINANCING ACTIVITIES
Proceeds of loans from
shareholder/related parties         805,360          111,189
Proceeds of debenture                                600,015
Debt included in sale
of subsidiary                                     (2,820,111)
Repayments to/from
shareholder                         (41,000)         (41,591)
Repayment of loans                                  (119,255)

NET CASH PROVIDED (USED)
BY FINANCING ACTIVITIES             764,360       (2,269,753)

NET INCREASE (DECREASE)
IN CASH                               1,502         (680,773)

CASH, at beginning of period             50          681,828

CASH, at end of period          $     1,552      $     1,055


         See Accountants' Review Report.


        9(F5)


                        BRANDAID MARKETING CORPORATION
                       FORMERLY SALIENT CYBERTECH, INC.

                          STATEMENTS OF CASH FLOWS
                                (CONTINUED)

                                         For the nine months
                                         ended September 30,
                                       2002               2001
                                                     (Consolidated)


SUPPLEMENTAL DISCLOSURES:
Interest paid                   $         -      $         -

Schedule of non-cash investing
and financing transactions:

926,147 shares issued for
professional services           $   662,710

750 shares issued for employee
compensation                    $     2,549

Common stock to be issued
for professional services       $   210,455

Treasury stock acquired
from shareholder in
exchange for note payable
to shareholder                  $(1,954,679)

Six shares of preferred stock
converted to 375,000
common shares, for compensation                  $  540,000

Issuance of 121,518 shares
issued for services                              $  449,636

8,750 shares issued for
compensation expense                             $   15,750

Sale of 100% stock in Futronix,
Inc.
Assets sold:
Cash                                             $  322,902
Accounts receivable                                 185,434
Inventory                                         1,045,420
Property and other equipment                      4,240,735
Other assets                                         36,435

Liabilities released:
Payables and other accrued expenses               1,021,596
Debt                                              2,995,920


Net assets sold                                  $1,813,410

Payment for net assets sold:
Cash due                                         $  800,000
Investments due                                   4,000,000
Advances to Futronix                             (1,325,000)
Gain on sale of subsidiary                       (1,661,590)


                                                $ 1,813,410


        10(F6)


                        BRANDAID MARKETING CORPORATION
                       FORMERLY SALIENT CYBERTECH, INC.

Sale of 100% stock in
Gemini Learning Systems, Inc.
Assets sold:
Property and equipment                            $  45,323
Goodwill                                            102,694
Other assets                                          6,223
                                                    154,240
Liabilities released:
Bank overdraft                                        7,653
Payables and other
accrued expenses                                    207,305
Intercompany liability                            1,536,636
Related party debt                                  149,191
                                                  1,900,785

Net liabilities released                        $(1,746,545)

Transaction consideration:
Advances to Gemini                              $(1,536,636)
Release of bond debt                              1,000,000
Gain on sale of subsidiary                       (1,209,909)

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

   BrandAid's first direct response campaign was conducted in January, 2002, on behalf of America Online. In that campaign the Company successfully distributed thousands of AOL CD-ROM's throughout nationally recognized supermarket chains.

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

   In total, approximately 15,000,000 Supercards and CD's were distributed in the current quarter. This can be compared to approximately 7.5 million Supercards and CD's distributed in the second quarter of 2002, which was an increase of almost 30% over the 5.1 million Supercards and CD's that were distributed in the first quarter of 2002. An independent research study by MASI International concluded that sales by clients using the Supercards Program increased an average of 12%.

   The current quarter showed increase of almost 30% over the previous quarter, with store coverage currently standing at 965 stores. It is expected that coverage will increase to 1,170 stores by December 31, 2002.

   In the last two quarters the Company announced a national in-store marketing agreement with Safeway, Inc., the fourth largest supermarket retailer in the US. This Agreement has facilitated expansion into US
Safeway stores, and this growth should continue during the remainder of 2002.

   BrandAid also completed an in-store divisional marketing agreement with Kroger, the second largest supermarket retailer in the US.

   Markets with Supercards displays as of September 30, 2002 are as follows:

New York metropolitan area:       Pathmark Supermarkets
Chicago:                          Dominicks Supermarkets
Los Angeles/ San Diego:           Vons/ Pavilions Supermarkets
Atlanta:                          Kroger Supermarkets
Washington/ Baltimore:            Safeway Supermarkets
Houston, Austin, Dallas:          Safeway Supermarkets
Denver:                           Safeway Supermarkets

   The current list of advertisers and purchasing agents is as follows:

Alberto-Culver Inc.            America Online            Checks Unlimited
Chicago Bulls                  The Clorox Company        D'Arcy Advertising
Earthlink, Inc.                Food Network              G&J Publishing
Fred Singer Direct Marketing   General Mills             Harry Bartenstein
Hormel Foods Corporation       Keebler Company,          Kraft Foods
                               a Division of Kellogg's
Langer Juice Company, Inc.     Leon Henry, Inc.          Logetics
McNeill Consumer Healthcare    Media Horizons            Pepsico, Inc.
Primedia                       Snapfish                  Starcom Worldwide
Proctor & Gamble Company       Unilever                  Young & Rubicam
Wyeth Consumer Healthcare
Turner Broadcasting Systems, Inc.
Saatchi & Saatchi North America, Inc.
Select Comfort Retail Corporation

   To prepare for our growth in business, and to better service our clients, the Company has hired four Regional Vice Presidents, responsible for consumer product goods companies.

   To better service our direct response clients, a Direct Response Division was also established.

   The Company's current address is 1715 Stickney Point Rd, Suite A-12, Sarasota, Florida 34231. BrandAid trades under the symbol, BAMK, on the OTC:BB market. Further information may be found at the Company's web site: www.bamk.info.


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS.

   The following discussion and analysis relate to factors which have affected the financial condition and results of our operations for the quarter ended September 30, 2002, and September 30, 2001.

   The results of operations for the third quarter of 2001 reflected the operations of the Company's subsidiaries, Gemini Learning Systems, Inc. and Futronix, Inc., both of which were sold in 2001. The current quarter reflects only the marketing operations of BrandAid. For this reason, any comparison of the historic data with current data is not meaningful. (The sale of both subsidiaries is discussed in "Material Events", below).

Discussion of Financial Information
   The discussion respecting our financial position utilizes the unaudited, reviewed financial statements attached to this Report for the quarters ended September 30, 2002 and September 30, 2001.

   Operating revenues for the quarter ended September 30, 2002 were $628,266, with the cost of sales being $576,749, and the Company showing a gross profit of ($51,517). The primary reason that cost of sales was so high as compared to revenues was that the current quarter was BrandAid's third operating quarter in its marketing business, and a number of non-recurrent set up charges were associated with and borne by current sales. Examples of these costs were the set up of kiosks and displays, which will be used for continuing marketing activities by both current and future clients. Management feels that future sales will result in gross profits of over 30%.

   Operating revenues for the third quarter of 2001 reflect the sale of both Gemini and Futronix, in that the financial statements reflect that both businesses are discontinued operations, and not going concerns. On that basis, the Company had no revenues from ongoing operations.

   General and Administrative expenses were $510,682 for the quarter ended September 30, 2002, as compared to $327,839 for the same period in 2001. The current expenses, relative to sales, were the result of set-up costs associated with our marketing business. Management feels that as the year progresses, the ratio of expenses to gross profit will decrease significantly.

   Net losses for the third quarter of 2002 were ($641,729), as compared to ($1,073,274) for the same period in 2001. The loss, as discussed above, is reflective of the set-up costs associated with the Company's current business. The net loss for the third quarter of 2002 translates into a loss of $0.086 per share as compared to a net loss of $1.885 per share for the same period in 2001.

   On December 31, 2001, the cash and investment certificate position of the Company was $50.00, as compared to $1,552 on September 30, 2002. Current Assets on December 31, 2001 totaled $182,512, as compared to $940,132 on September 30, 2002.

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

   On Tuesday May 23, 2000, Salient Cybertech, Inc. (the "Company") executed an agreement whereby it acquired Futronix, Inc. ("Futronix")
On March 19, 2001, Futronix was sold to Trident Systems International,
Inc. for the sum of $8,000,000. The transaction involved the transfer of 400,000 restricted shares of Trident's common stock and $800,000 in cash to Salient in exchange for all outstanding shares of Futronix. The terms of the transaction were fully disclosed in a Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2001, and said Report is incorporated herein by reference. (See, also- Legal Proceedings)

   BrandAid purchased $257,020 in advertising contracts from BrandAid Communications Corporation for 401,008 common shares in the Company, said shares being unregistered and subject to Rule 144 promulgated under the Securities Act of 1933, as amended.

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

     At the annual meeting of the Company, held on June 25, 2002, Jay Elliott and Kristian Baso were elected as Class 3 Directors. The appointment of Paul Sloan as Secretary, and Jay Elliott as President and CEO were also ratified. Paul Sloan was also appointed Chairman of the Board of Directors.



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

Dated: November 13, 2002

BrandAid Marketing Corporation.


By              /s/Paul Sloan/s/
                   Paul Sloan, Chairman and Secretary

               /s/Charles Tokarz/s/
                   Charles Tokarz, CFO

                /s/Jay Elliott/s/
                   Jay Elliott, President, CEO

EXHIBIT 24.6
                   Consent of Registrant's Auditors


November 14, 2002

Securities and Exchange Commission
Washington, D.C. 20549

RE:  BrandAid Marketing Corporation.
     Report on Form 10-QSB for the Periods ending
     September 30, 2002 September 30, 2001.





Gentlemen:


     We consent to the Accountant's Review Reports and statements being filed with the Quarterly Report on Form 10-QSB for the quarter ending on September 30, 2002 and with any amendment thereto. This accounting firm hereby consents to the filing of this consent as an exhibit to the Quarterly Report abovementioned.





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
               Certification of CEO and CFO Respecting Financial Disclosure.


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. (S)1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of BrandAid Marketing Corporation (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jay Elliott, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. (S)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                /s/Jay Elliott
                                                ----------------
                                                Jay Elliott
                                                Chief Executive Officer
                                                November 14, 2002



                            CERTIFICATION PURSUANT TO
                                18 U.S.C.(S)1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of BrandAid Marketing Corporation (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Tokarz, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. (S)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                  /s/Charles Tokarz
                                                  ------------------
                                                  Charles Tokarz
                                                  Chief Accounting Officer
                                                  November 14, 2002

           PAGE INTENTIONALLY LEFT BLANK