Form 10KSB
period 2002-12-31
BRANDAID MARKETING CORP
filed 2003-03-03
CIK 1022409

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                        __________________________

                               FORM 10-KSB
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended                         Commission File Number: 0-28772
December 31, 2002

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

Securities registered pursuant to Section 12 (b) of the Act::   None.
Securities registered pursuant to Section 12 (g) of the Act::
Common Stock, $.001 par value per share; Preferred Stock, no par value per share (Title or Class)

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

As of December 31, 2002 the Company had sales revenues of $1,583,589 for the most recent fiscal year.

The aggregate market value of voting stock held by non-affiliates of the Company was $14,845,980 based on the average price per share of $2.15 paid for shares on the NASDAQ Bulletin Board on December 31, 2002, trading under symbol BAMK.

There were 7,332,190 shares of common stock outstanding having a par value of $0.001 per share as of December 31, 2002. There were 10.69 shares of Series One Preferred Stock, no par value, issued and outstanding at December 31, 2002, each convertible into 1,500,000 common shares, and 276,004 shares of Series Two Preferred Stock, no par value, each convertible into $10 of common stock, issued and outstanding as of December 31, 2002.

Transitional Small Business Disclosure Format (check one):  Yes ___  No _X_

                                   PART I

THIS ANNUAL REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS QUARTERLY REPORT AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY, WITH RESPECT TO (I) THE COMPANY'S PRODUCT DEVELOPMENT AND FINANCING PLANS, (II) TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION OR RESULTS OF OPERATIONS, (III) THE IMPACT OF
COMPETITION AND (IV) THE EXPANSION OF CERTAIN OPERATIONS. ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE
RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

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

   On Tuesday May 23, 2000, the Company acquired Futronix, Inc. ("Futronix"). The acquisition was accomplished by the Company forming a Delaware subsidiary, known as Salient Acquisition Corporation, with that corporation merging with Futronix. The surviving Corporation, continued to carry on business as Futronix, Inc., a wholly owned subsidiary of the Company. Futronix operated as part of the High Technology Division of the Company.

   On March 19, 2001, Futronix was sold to Trident Systems International, Inc. for the sum of $8,000,000. The former owners of Futronix, Inc. had asserted a claim that the transaction was void.

   BrandAid had commenced action in Florida Circuit Court for a declaratory Judgment stating that BrandAid owned Futronix at all material times, and the sale of Futronix was a valid sale. The matter was amicably resolved in late 2002, said resolution becoming final in March, 2003, resulting in BrandAid receiving 85,000 shares of Futronix stock, all liability BrandAid had to Haines Avenue, LLC. pursuant to a debenture and equity line agreement entered into in November, 2000 and later modified, being expunged and all parties releasing each other from claims any one may have had against any other. Trident agreed to the resolution of the action, and the purchase agreement was rescinded.

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

In an arms-length transaction with non-affiliates, the Company purchased $257,020 in Advertising Contracts from BrandAid Communications Corporation for 401,008 common shares in the Company, said shares being unregistered and subject to Rule 144 promulgated under the Securities Act of 1933, as amended. The only recipient of any shares in the transaction who has since been hired by the Company was Jay Elliott, who received 73,700 shares of common stock, all restricted subject to Rule 144 as promulgated pursuant to the Securities Act of 1933, as amended. Mr. Elliott, the former President of BrandAid Communications, Inc., was hired in January, 2002, to become the President and CEO of the Company, as well as a Director of the Company.


                              CURRENT BUSINESS

   The Company currently is an in-store marketing services company that provide manufacturers of consumer products, direct response products, and entertainment companies, with a cost effective method of delivering advertising messages, promotional incentives, samples and CD ROMS directly to consumers.

   BrandAid's operating revenues are currently solely from its marketing activities, which primarily focuses on the distribution of in-store advertisements called "Supercards" as well as distributing client marketing materials. The Company advisory board is made up by former members of ActMedia an in-store marketing company, which was sold to News Corporation for in excess of $200,000,000.

   Total sales revenues for the year were $1,583,589 which is due to the substantial growth in the number of "supercard" advertising clients and increase in the total number of installed supermarkets. There were 34 consumer goods companies representing 109 different brands that participated in the BAMK Supercards Network. In addition, there was a significant increase in the number of participants during the course of the year. In the first 6 months of 2002 there were a total of 35 brand participants as compared to 74 in the last 6 months of 2002, a 47% increase.

   BrandAid's first direct response campaign was conducted in January 2002, on behalf of America Online. In that campaign the Company successfully distributed thousands of AOL CD-ROM's throughout nationally recognized supermarket chains. Soap Opera Digest, Sew News, Parents Magazine, Proactive Solutions, Checks Unlimited, and Oreck entered into marketing agreements with the Company for campaigns that were launched in March, 2002.

   BrandAid completed new store installations in 653 supermarkets in 10 new DMA's (Designated Market Area). At 2002 year-end, there are a total of 1,168 supermarkets installed with BrandAid Supercard Displays. This total represents coverage in 10 out of the top 20 DMA's. Markets installed with BrandAid include: New York, Los Angeles, Chicago, Dallas, Houston, Baltimore, Washington, Atlanta, Austin, Denver, Seattle, Portland, and Phoenix.

   BrandAid Marketing has a National contract with Safeway, the fourth leading supermarket chain in the US and a Southeastern US contract with Kroeger the second leading supermarket chain in the US. In the New York metropolitan area, BrandAid has an alliance with Pathmark, a leading Supermarket chain in that market.

   BrandAid Marketing delivered 45,795,000 Supercards and 2,843,000 CD ROM's to consumers in supermarkets. The number of Supercards increased significantly between the first and second half's of 2002, in the first
6 months of the year 12,461,000 SuperCards were distributed compared to 33,334,000 in last 6 months of 2002, a 267% increase.

   BrandAid Marketing has a signed partnership with AOL Time-Warner Global Marketing Services. Under the agreement, AOLTW will sell BrandAid Marketing as an extension of their sales package for major CPG and service clients. BAMK will be included in all AOLTW summer up-front sales. In addition, AOLTW will communicate with their entertainment divisions that a unique opportunity exists to advertise directly with BrandAid. Lastly, BrandAid will receive use of various AOLTW entertainment (ROS movies for example) for co-branding sales originating on the BrandAid Marketing side.

   For the upcoming fiscal year, BrandAid projects that revenues, supermarket installation and card distribution will double as compared to 2002.

Markets with Supercards displays as of September 30, 2002 are as follows:

New York metropolitan area:       Pathmark Supermarkets
Chicago:                          Dominicks Supermarkets
Los Angeles/ San Diego:           Vons/ Pavilions Supermarkets
Atlanta:                          Kroger Supermarkets
Washington/ Baltimore:            Safeway Supermarkets
Houston, Austin, Dallas:          Safeway Supermarkets
Denver:                           Safeway Supermarkets
Portland:                         Safeway Supermarkets
Seattle:                          Safeway Supermarkets
Phoenix:                          Safeway Supermarkets

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

   Management is of the opinion that its current facilities are adequate for its immediate needs. As the Company's business increases, additional facilities may be required, however the current facilities are expected to suffice until after December 31, 2003.

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

                                 PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

Common and Preferred Stock

   BrandAid is authorized to issue 100,000,000 shares in our capital stock, with a par value of $.001 per share, divided into 80,000,000 Common Shares and 20,000,000 Preferred Shares. On December 31, 2001 there were 7,332,190 shares of Common Stock outstanding and held of record by 1257 persons.
The holders of Common Stock have one vote per share on all matters (including election of directors) without provision for cumulative voting. Thus, holders of more than fifty percent (50%) of the shares voting for the election of directors can elect all of the directors, if they choose to do so. The Common Stock currently is not redeemable and has no conversion or pre-emptive rights. The Common Stock currently outstanding is (and the Shares being issued pursuant to this prospectus will be) validly issued, fully paid and non-assessable.

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

   The Company is authorized to issue 20,000,000 Preferred Shares, with no par value. Currently there is, issued and outstanding, 0.667 Series One Preferred Convertible Share, each share convertible into 1,500,000 Common Shares. Currently there is, issued and outstanding, 207,600 Series Two Preferred Convertible Shares, each share convertible into $10 in Common Shares of the Company. The Stock may only be converted with majority Board of Directors approval; and, ranks in priority equal to the common stock.

Debenture

   On November 14, 2000 we issued a Convertible Debenture to Haines Avenue, LLC., a Cayman Island Limited Liability Company, in the aggregate principal amount of $1,000,000. An additional Convertible Debenture in the aggregate principal amount of $600,000 was issued to Haines in March, 2001. Both debentures were retired in a series of cashless transactions (described below).

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

   In an agreement among Trident Systems International, Inc., Futronix, Inc., BrandAid, Haines Avenue, LLC., and Futronix Group (a public company), in consideration of 85,000 common shares in the common stock of Futronix Group, the Company entered into an agreement whereby Haines retired its non-recourse debt, and all parties released each other from any claims that may have existed by any party against any other.


Market Information.

   Our common stock is traded on the NASD over the counter Bulletin Board, symbol BAMK. Trading began on June 18, 1998. The range for each quarter quoted reflect inter-dealer prices and may not represent actual transactions.

Quarter         Year            Low     High      Volume

First           1999            $1.3125 $3.3125 1,505,900
Second          1999            $0.3125 $2.9375 2,530,000
Third           1999            $0.1875 $0.6250 1,566,200
Fourth          1999            $0.1875 $1.7500   194,600

First           2000            $0.9375 $9.8750 4,917,200
Second          2000            $2.0625 $6.1875 3,420,700
Third           2000            $3.3750 $5.2500 4,644,100
Fourth          2000            $0.21   $3.75   3,935,471

First           2001            $0.16   $0.28   3,500,000
Second          2001            $0.06   $0.24   3,200,000
Third           2001            $0.03   $0.17   1,478,000
Fourth          2001            $0.02   $3.55   3,160,000

First           2002            $3.000  $5.2400 1,482,600
Second          2002            $2.7000 $8.7500 3,478,000
Third           2002            $0.6500 $3.7700 1,644,800
Fourth          2002            $0.3700 $2.4900 1,855,400


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


         ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The following discussion and analysis relate to factors which have affected the financial condition and results of our operations for the years ended December 31, 2002, and December 31, 2001.

   The discussion below takes into account the disposition of both subsidiaries, Gemini Learning Systems, Inc. and Futronix, Inc., as disclosed above, and discussed further in "Material Events", below.

Discussion of Financial Information

   The discussion respecting our financial position utilizes the audited consolidated financial statements attached to this Report for the fiscal years ended December 31, 2001 and December 31, 2000.

   Operating revenues reflect the sale of both Gemini and Futronix, in that the financial statements reflect that both businesses are discontinued operations, and not going concerns. On that basis, the Company had no revenues from ongoing operations in 2001, and sales of $1,583,589 in 2002. The Gross profit, after calculating cost of goods sold was ($268,002).
This was due to the write off of all display purchases in the current year as part of the Cost of Goods Sold, rather than amortizing the cost over a number of years. This will lead to a truer picture of sales, costs, and profits in future years.

   General and administrative expenses were $1,631,616 for the fiscal year ended December 31, 2001, as compared to $2,079,329 for the current year.

   The losses incurred as a result of the operations of Gemini and Futronix (loss from discontinued operations) was $1,067,046 in the year ended December 31, 2001. The Company also incurred losses on the disposal of Gemini and Futronix in the sum of $1,855,655 in the current fiscal year. The majority of this loss was due to the decrease in value of the stock portion of the consideration for the sale of Futronix to Trident Systems International, Inc. Thus, direct comparison to the current fiscal year is not meaningful.

   The net loss for the fiscal year ended December 31, 2002 was $2,939,662 or ($0.79) per share, as compared to a net loss for the fiscal year ended December 31, 2001 of $4,663,750, or ($7.13) per share. The net loss for the period is primarily attributed to start up costs for its new business. Management feels that the Company will be profitable in its new business and income should improve considerably in fiscal 2003.

   On December 31, 2002, the cash and investment certificate position of the Company was $4,636. Current assets on December 31, 2002 were $1,234,309.

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

   The former owners of Futronix, Inc. asserted a claim that the transaction was void as no transaction involving Futronix may take place without the approval of the former owners of Futronix, Inc., Rande Newberry and Nevin Jenkins.

   BrandAid commenced action in Florida Circuit Court for a Declaratory Judgment stating that BrandAid owned Futronix at all material times, and the sale of Futronix was a valid sale. The matter was amicably resolved, with Haines Avenue, LLC. Releasing the Company from any claims it may have had, and Futronix Group, parent to Futronix, Inc., issuing to the Company 85,000 common shares of its capital stock.

   In December, 2001, our shares were reverse split, with one share being issued for every 20 shares currently held. The name of the Company was changed to BrandAid Marketing Corporation and the trading symbol changed to BAMK on December 24, 2001.

   On January 11, 2002, Jay Elliott was appointed CEO and President of BrandAid. Jay has had a distinguished career of nearly two decades with in-store marketing and advertising. He has a deep understanding of the business and we're confident he will meet all of our.

   Paul Sloan, former President of BrandAid, was elected, at the 2002 Annual meeting of Shareholders as Secretary of the Company. In January 2003 he was also appointed Chief Operating Officer by the Board of Directors.

Liquidity

   Unless the company receives a cash infusion of approximately $1,500,000, it may have to curtail some or all of its operations. Management feels that with the infusion, the Company will have the cash funds and necessary liquidity to meet the needs of the company over the next year.

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

	Included at Pages 28 through 46 hereof.

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

                                 First Elected
                                or Appointed/Term    Position
Name                   Age          Position

Paul A. Sloan           44      1997                 Secretary, COO, Chairman
                                                     of the Board.


Michael Solomon         58      2000                 Director
Kristian Baso  (a)      33      2001                 Director

Sean Zauser  (a)        33      2001                 Director

Darren Silverman (a)    32      2001                 Director

Jay Elliott (b)         49      2001                 President, CEO,
                                                     Director

___________________
(a) Appointed to Board on November 14, 2001, appointment ratified by the Shareholders at the 2002 annual meeting.
(b) Appointed to Board on January 11, 2002, appointment ratified by the Shareholders at the 2002 annual meeting.

Biographies of Directors, Officers.

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

   Mr. Paul A. Sloan is Chairman , COO and Secretary of BrandAid, as well as Director of the Company. Paul Sloan is Chairman and Secretary at BrandAid Marketing Corporation.

   Mr. Sloan currently oversees BrandAid's day-to-day operations, financial operations and its securities division, which is responsible for compliance and filing matters involving the Securities and Exchange Commission and the NASD, as well as, all investor issues.

   Prior to BrandAid, Mr. Sloan was Chairman and CEO of Salient Cybertech Inc. a publicly traded holding company. At Salient Cybertech Inc, Mr. Sloan was directly involved in the purchasing of subsidiary operations both nationally and internationally. Mr. Sloan oversaw the public operation of the company including the successful initial Filings with the U.S. Securities and Exchange Commission and the NASAD that brought Salient public. Under Mr. Sloan the company has remained in compliance of all rules and regulations without exception.

   Prior to Salient, Mr. Sloan spent 8 years as President of Vorec Corporation a Biometrics Technology Company where he oversaw day to day operations and the development of a Biometric Voice Identification System for which he was awarded a U.S. Patent. Vorec was successful in contracting for installation of it's equipment with over 85 State and Local governments in the US and with the State of Israel as well as, short term projects in Singapore and the United Kingdom.

   Mr. Sloan has an undergraduate degree from Embry- Riddle Aeronautical University.

   Mr. Darren Silverman is a member of the Board of directors and has previous experience as a holder of a Series 7 license and working at multiple stock brokerage firms in the financial industry. In addition, Mr. Silverman has held various positions in the financial industry with hedge fund/day trading and venture capital organizations. Mr. Silverman is currently employed by the IDT Group, Inc.

   Mr. Sean Zausner has previous experience as a holder of a Series 7 license and working at multiple stock brokerage firms in the financial industry. In addition, Mr. Zausner has held various positions in the financial industry with hedge fund/day trading and venture capital organizations. Mr. Zausner is currently employed by the IDT Group, Inc.

   Mr. Kristian Baso was appointed to fill the opening on the Board of Directors created by a member's resignation. Mr. Baso has previous experience as a holder of a Series 7 license and working at multiple stock brokerage firms in the financial industry. In addition, Mr. Baso has held various positions in the financial industry with hedge fund/day trading and venture capital organizations. Mr. Baso is currently employed by the IDT Group, Inc.

   Mr. Michael Solomon retired from the New York City Police Department after 15 years. Mr. Solomon founded Pro-Tech Security Systems, a company that installs and services residential and commercial security systems, after retirement from the New York City Police Department. Mr. Solomon holds a Master's Degree in Criminal Justice Administration from New York Institute of Technology.

              ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

The Directors received no cash or other compensation in 2002, or in 2001.

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

Summary Compensation Table:
Name and Principle                                    All Other Compensation
Position                         Year     Salary      Pecuniary       Shares

Paul Sloan,                     2000    $150,000(1)               35,000(2)
Secretary,                      2001     150,000
Chairman of Board               2002     175,000
of Directors

Kim Adolphe*                    2000     153,000(5)               25,000(4)
Director, and Pres.             2001     150,000                  41,200
of Subsidiary

Charles Tokarz                  2001      24,000(3)               11,250(3)
Chief Financial Officer         2002      24,000(3)               11,250(3)

Michael Solomon                 2000                              10,000(2)
Director

_____________

*Gemini was sold in September, 2001, and Ms. Adolphe resigned as a Director in November, 2001. The Company has filed a declaratory action to cancel all shares of Ms. Adolphe.
 (1) Mr. Sloan's salary as full time President as of December 31, 2001 and 2000. This amount is accrued, unpaid to date, and payable by the Company.
 (2) Shares in stock option plan (unexercised).
 (3) Salary and stock Compensation for position as CFO.
 (4) Shares in stock option plan (unexercised).
 (5) Salary and auto expenses received from Subsidiary. This is consolidated and carried back two years, even though the Subsidiary was only purchased in September, 1999.

   In addition, the Company may award stock options to key employees, members of management, directors and consultants under stock option programs as bonuses based on service and performance.

    ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Parents of the Company

   The following table discloses all persons who are parent of the Company (as such term is defined in Securities and Exchange Commission Regulation C), showing the basis of control and as to each parent, the percentage of voting securities owned or other basis of control by its immediate parent if any.

NONE
______________________


Transaction with Promoters, if Organized Within the Past Five Years

   There have been no transactions with Promoters over the past five years.

Principal Stockholders

   As of December 31, 2002, the following persons (including any "group" are, based on information available to the Company, beneficial owners of more than five percent of the Company's common stock (its only class of voting securities):

                   Name and Address      Amount and Nature of       Percent
Title of Class     of Beneficial Owner   Beneficial Ownership       of Class


Name of            Number of    Percentage   Preferred     Percentage
Beneficial Owner     Shares      of Common      Stock       of Common
                  Beneficially     Stock     Beneficially   Stock After
                     Owned                      Owned       Conversion

Paul Sloan           26,450        0.35%
Secretary,
Chairman

Michael Solomon       1,443        0.02%
Director

Kristian Baso(a)          0        0.00%
Director

Sean Zauser(a)            0        0.00%
Director

Darren Silverman(a)       0        0.00%
Director

Jay Elliott  (a)     73,700        1.04%
President,
CEO, Director

IDT Group, Inc.      73,740        1.04%        0.67           13%


All Directors and
Officers as a
Group               175,333        2.45%
________________________________
NOTES TO TABLE:
(a) Officer and affiliate of IDT Group, Inc.

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

Name of            Number of    Percentage   Preferred     Percentage
Beneficial Owner     Shares      of Common      Stock       of Common
                  Beneficially     Stock     Beneficially   Stock After
                     Owned                      Owned       Conversion
Paul Sloan           26,450        0.35%
Secretary,
Chairman

Michael Solomon       1,443        0.02%
Director

Kristian Baso(a)          0        0.00%
Director

Sean Zauser(a)            0        0.00%
Director

Darren Silverman(a)       0        0.00%
Director

Jay Elliott  (a)     73,700        1.04%
President,
CEO, Director

IDT Group, Inc.      73,740        1.04%        0.67         13%


All Directors and
Officers as a
Group               175,333        2.45%
________________________________
NOTES TO TABLE:
(a) Officer and affiliate of IDT Group, Inc.
______________________

        ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Name and Principle                            All Other Compensation
Position               Year     Salary       Pecuniary       Shares

Paul Sloan,            2002    $175,000(1)                0
Secretary,             2001    $150,000(1)                1,750(7)
Chairman of Board      2000    $150,000(1)               35,000(4)
of Directors           1999      78,000(2)               50,000(4)


Kim Adolphe*           2001     150,000                  41,200(6)(7)
Director, and Pres.    2000    $153,000(5)               25,000(4)
of Subsidiary          1999     123,000(5)            2,000,000(6)

Charles Tokarz         2002      24,000(8)               11,250(8)
Chief Financial        2001      24,000(8)               11,250(8)
Officer

Michael Solomon        2000                              10,000(2)
Director

_____________
NOTES TO TABLE:
* Gemini was sold in September, 2001, and Ms. Adolphe resigned as a Director in November, 2001. The Company has filed a declaratory action to cancel all shares of Ms. Adolphe.
(1) Mr. Sloan's salary as full time President as of December 31, 2000 and 2002. This amount is accrued, unpaid to date, and payable by the Company.
(2) Mr. Sloan received $0 as of December 31, 1999. This amount is accrued and payable by the Company. Mr. Sloan received 10 shares of preferred convertible stock, each share convertible into 1,500,000 common shares, of which 6 were converted in 2001, prior to the 1 for 20 reverse split.
(4) Shares in stock option plan (unexercised).
(5) Salary and auto expenses received from Subsidiary. This is consolidated and carried back two years, even though the Subsidiary was only purchased in September, 1999.
(6) Shares received as compensation for the purchase of Gemini. The original sale price was 20,000,000 shares, which were subject to the 1 for 10 reverse split in November, 1999. These shares were further subject to a 1 for 20 stock split in December, 2001. There were 40,000 shares issued to offset cash infused into Gemini in 2001(post split shares).
(7) Options received as Directors, none exercised. SEE, Directors
Compensation.
(8) Compensation as CFO.

                               PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                (a) The following documents are filed as a part of this Report:
(1) Financial Statement. The following Financial Statements are filed as part of this Report:

                                                                       Page

    Report of Independent Public Accountants.                           28

    Balance Sheets: December 31, 2001.                                  29

    Statements of Operations: Year Ended December 31, 2001,
    Year Ended December 31, 1999.                                       30

    Statement of Stockholders' Equity: December 31, 2000,
    to December 31, 2001.                                               31

    Statement of Cash Flows: Year Ended December 31, 2001,
    Year Ended December 31, 2000.                                       33

    Notes to Financial Statements.                                      37

(2) Exhibits.       The following exhibits are filed as part of
this Report:

Exhibit No.     Item                                                   Page

24.6                Consent of Registrant's Auditors.                   46

99.1                Officers' Certifications                            47

(3)	Reports on Form 8-K filed in 2000 - 2001 and incorporated in the current Report on Form 10-KSB by Reference:

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

12.	Report on Form 8-K filed on November 26, 2001, offer of position to
Jay Elliott.

13.	Report on Form 8-K filed on December 18, 2001, Name change and
Reverse Split.

14.	Report on Form 8-K filed on January 29,2002, Purchase of Assets and company profile.

15.	Report on Form 8-K filed on February 14, 2002, Proforma Statements respecting the sale of Gemini and Futronix.

(c) Other Filings Incorporated by Reference

   1. Proxy Statement on Form DEF 14A, filed on February 25, 2002.

   2. Quarterly Report on Form 10-QSB filed on February 15, 2002.

   3. Quarterly Report on Form 10-QSB/A filed on August 14, 2002.

   4. Quarterly Report on Form 10-QSB filed on November 14, 2002.



	SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BrandAid Marketing Corporation


By:             /s/Paul Sloan/s/
                   Paul Sloan,
                   Chairman and Secretary

                /s/Charles Tokarz/s/          /s/Jay Elliott/s/
                   Charles Tokarz, CFO           Jay Elliott, President, CEO

Date:	February 26, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


BrandAid Marketing Corporation.


By:             /s/Paul Sloan/s/
                   Paul Sloan,
                   Chairman and Secretary

                /s/Charles Tokarz/s/
                   Charles Tokarz, CFO

                /s/Jay Elliott/s/
                   Jay Elliott,
                   President, CEO


Date:	February 26, 2003.

                      BRANDAID MARKETING CORPORATION
                     FORMERLY SALIENT CYBERTECH, INC.




                          REPORT ON AUDITS OF
                         FINANCIAL STATEMENTS



                  FOR THE YEAR ENDED DECEMBER 31, 2002













                                          Bobbitt, Pittenger & Company, P.A.

                      BRANDAID MARKETING CORPORATION
                     FORMERLY SALIENT CYBERTECH, INC.




        CONTENTS                                      PAGE




FINANCIAL STATEMENTS:

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                28

BALANCE SHEET                                           29

STATEMENTS OF INCOME                                    30

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY            31

STATEMENTS OF CASH FLOWS                                33

NOTES TO FINANCIAL STATEMENTS                           37

February 14, 2003




TO THE BOARD OF DIRECTORS
BrandAid Marketing Corporation
formerly Salient Cybertech, Inc.
Sarasota, Florida


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   We have audited the accompanying balance sheet of BrandAid Marketing Corporation, formerly Salient Cybertech, Inc., as of December 31, 2002, and the related statements of income, changes in stockholders' equity, and cash flows for the year ended December 31, 2002 and the consolidated statements of income, changes in stockholders' equity and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects the financial position of BrandAid Marketing Corporation, formerly Salient Cybertech, Inc., and its subsidiaries as of December 31, 2002 and the results of their operations and cash flows for the years ending December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

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




Certified Public Accountants

                           BRANDAID MARKETING CORPORATION
                          FORMERLY SALIENT CYBERTECH, INC.

                                  BALANCE SHEET
                                DECEMBER 31, 2002

ASSETS

Cash                                               $    4,636
Accounts receivable, net of allowance of $54,700      158,927
Prepaid expenses                                        2,500

TOTAL CURRENT ASSETS                                  166,063

Equipment - net                                       622,453

Other assets                                          445,793

                                                   $1,234,309


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable                                   $1,533,820
Accrued expenses                                      904,511
Accrued interest                                      176,095
Deferred revenue                                       97,566
Note payable                                           15,000
Notes payable - related party                         177,328

TOTAL CURRENT LIABILITIES                           2,904,320

STOCKHOLDERS' EQUITY
Common stock - authorized 4,000,000 shares;
par value $.001; issued and outstanding,
7,332,190 at December 31, 2002.                         7,332
Preferred stock - authorized 20,000,000 shares;
Series one:
Par value $.00, issued and outstanding 10.69
at December 31, 2002, convertible one share
to 1,500,000 common shares
Series two:
Par value $.00, 10% cumulative convertible stock,
276,004 issued and outstanding, convertible one
share into $10 of common stock
Additional paid-in capital                         14,433,439
Common stock to be issued                              74,985
Treasury stock                                     (1,954,675)
Accumulated deficit                               (14,231,092)

TOTAL STOCKHOLDERS' EQUITY                         (1,670,011)

                                                   $1,234,309

The accompanying notes are an integral part of these financial statements.

                           BRANDAID MARKETING CORPORATION
                          FORMERLY SALIENT CYBERTECH, INC.

                               STATEMENTS OF INCOME
                      YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                         2002        2001
                                                                (Consolidated)


SALES                                              $1,583,589  $        -
COST OF SALES                                       1,851,591

GROSS PROFIT                                         (268,002)


EXPENSES
General and administrative                          2,079,329   1,631,616
Selling                                             1,274,380
Interest                                               26,208     109,433

                                                    3,379,917   1,741,049

OPERATING LOSS                                     (3,647,919) (1,741,049)

LOSS FROM CONTINUED OPERATIONS
BEFORE INCOME TAXES                                (3,647,919) (1,741,049)

INCOME TAXES                                                -           -

DISCONTINUED OPERATIONS:

LOSS FROM OPERATION OF
DISCONTINUED SUBSIDIARIES                                      (1,067,046)

LOSS ON DISPOSAL OF
DISCONTINUED SUBSIDIARIES                                      (1,855,655)

EXTRAORDINARY ITEM
Gain on extinguishments of debt                       708,257

NET LOSS                                          $(2,939,662)$(4,663,750)

NET LOSS PER SHARE,
CONTINUING OPERATIONS                             $      (.79)$     (2.66)

NET LOSS PER SHARE                                $      (.79)$     (7.13)



The accompanying notes are an integral part of these financial statements.

                           BRANDAID MARKETING CORPORATION
                          FORMERLY SALIENT CYBERTECH, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE YEAR ENDED DECEMBER 31, 2002

                      Additional  Common                 Retained
             Common   Paid-in     stock to    Treasure    Earnings
             Stock    Capital     be issued   stock     (Deficit)       Total

BALANCE,
January 1,
2002      $   1,107 $  9,311,200 $  430,912  $       $(11,222,430) $(1,479,211)

Common stock
issued for
compensation      1        2,549                                         2,550

Common
stock issued
for services    769      649,486      5,985                            656,240

Debt converted
to preferred
stock                  2,760,034                                     2,760,034

Common stock
options issued
for services           1,284,713                                     1,284,713

Preferred stock
converted to
common stock  5,054       (5,054)

Stock issued
for purchase
of assets from
BrandAid Communications
Corporation     401      430,511   (430,912)

Treasury stock
acquired from
shareholder in
exchange for
note payable                                (1,954,675)              (1,954,675)

Preferred stock
dividend                             69,000                 (69,000)

Net loss                                                 (2,939,662) (2,939,662)

BALANCE,
Dec. 31,
2002      $   7,332  $14,433,439 $   74,985$(1,954,675)$(14,231,092)$(1,670,011)

The accompanying notes are an integral part of these financial statements.

                           BRANDAID MARKETING CORPORATION
                          FORMERLY SALIENT CYBERTECH, INC.

                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE YEAR ENDED DECEMBER 31, 2001


                        Additional  Common        Retained
               Common   Paid-in     stock to      Earnings
               Stock    Capital     be issued    (Deficit)        Total

Balance,
January 1,
2001        $   7,425  $ 8,075,659 $           $(6,558,680) $ 1,524,404

Common stock
issued
for
compensation   10,352      604,450                              614,802

Common stock
issued for
services        4,053      522,797                              526,850

Common stock
issued for
debt and
related
accrued
interest          300       12,271                               12,571

Reclassification
of debt to
additional paid-
in capital                  75,000                               75,000

Reverse stock
split 1:20    (21,023)      21,023

Purchase of
assets from
BrandAid
Communications
Corporation                           430,912                   430,912

Net loss                                        (4,663,750)  (4,663,750)

BALANCE,
December 31,
2001        $   1,107   $9,311,200  $ 430,912 $(11,222,430) $(1,479,211)



The accompanying notes are an integral part of these financial statements.

                           BRANDAID MARKETING CORPORATION
                          FORMERLY SALIENT CYBERTECH, INC.

                            STATEMENTS OF CASH FLOWS

                                            For the years ended
                                                December 31,
                                            2002           2001
                                                     (Consolidated)

CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss                             $(2,939,662)   $(4,663,750)

Adjustments to
reconcile net
loss to net cash
used by operating
activities:
Depreciation                              77,394        226,665
Amortization                              77,644         85,844
Allowance for
doubtful accounts                         54,700
Stock issued for
compensation                               2,550        614,802
Stock issued for
services, net of
syndication costs                        650,256        526,850
Stock options issued
under vendors stock
option plan                            1,284,713
Prepaid vendor stock
option plan                             (445,793)
Gain on extinguishments of debt
and related accrued interest            (708,257)
Stock issued for debt and
accrued interest                                         12,571
Common stock to be issued                  5,985        430,912
(Increase) decrease in
operating assets:
Accounts receivable                     (130,809)       101,839
Inventory                                             1,001,255
Prepaid expenses                            (500)       (41,360)
Other assets                                 640        141,596
Increase (decrease) in
operating liabilities:
Accounts payable                       1,216,860       (935,170)
Accrued expenses                         318,343         42,543
Accrued interest                          26,107         95,556
Deferred revenue                          97,566

NET CASH USED BY
OPERATING ACTIVITIES                    (412,263)    (2,359,847)

CASH FLOWS FROM
INVESTING ACTIVITIES
Purchase of property
and equipment                           (347,511)      (353,267)
Property and equipment
included in sale of
subsidiaries                                          4,286,058

NET CASH (USED) PROVIDED
BY INVESTING ACTIVITIES                 (347,511)     3,932,791

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds of loans from
shareholder/related parties              805,360         89,545
Repayments to shareholder/related
parties                                  (41,000)
Proceeds of debenture                                   600,015
Debt included in sale of
subsidiary                                           (2,820,111)
Stock issued for debt                                   (10,000)
Repayment of loans                                     (114,171)

NET CASH PROVIDED (USED) BY
FINANCING ACTIVITIES                     764,360     (2,254,722)



The accompanying notes are an integral part of these financial statements.

                           BRANDAID MARKETING CORPORATION
                          FORMERLY SALIENT CYBERTECH, INC.

                             STATEMENTS OF CASH FLOWS

                                            For the years ended
                                                December 31,
                                            2002           2001
                                                     (Consolidated)

NET INCREASE (DECREASE) IN CASH            4,586       (681,778)

CASH, at beginning of period                  50        681,828

CASH, at end of period               $     4,636    $        50

SUPPLEMENTAL DISCLOSURES:
Interest paid                        $         -    $    13,867

Schedule of non-cash investing
and financing transactions:

769,147 shares issued for
professional services                $   650,256

750 shares issued for
employee compensation                $     2,550

Common stock to be issued
for professional services            $     5,985

Treasury stock acquired from
shareholder in exchange for note
payable to shareholder               $(1,954,679)

Debt converted to preferred
stock                                $ 2,760,034

Vendor stock options issued
for services                         $ 1,284,713

Six shares of preferred stock
converted to 450,000
common shares, expensed as
compensation expense                                $   540,000

142,623 shares issued for
compensation expense                                $    74,802

202,645 shares issued for
services                                            $   526,850

401,008 shares issued for
purchase of assets                                  $   430,912

The accompanying notes are an integral part of these financial statements.

                           BRANDAID MARKETING CORPORATION
                          FORMERLY SALIENT CYBERTECH, INC.

                             STATEMENTS OF CASH FLOWS

                                            For the years ended
                                                December 31,
                                            2002           2001
                                                     (Consolidated)

Sale of 100% stock in Futronix, Inc.
     Assets sold:
          Cash                                      $   322,902
          Accounts receivable                           185,434
          Inventory                                   1,045,420
          Property and other equipment                4,240,735
          Other assets                                   36,435
                                                      5,830,926
     Liabilities released:
          Payables and other accrued expenses         1,021,597
          Debt                                        2,995,920
                                                      4,017,517

     Net assets sold                                $ 1,813,409

     Payment for net assets sold:
          Cash                                      $    40,000
          Advances to Futronix                       (1,325,000)
          Loss on sale of subsidiary                  3,098,409

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

In May 2000, the Company acquired Futronix, Inc. ("Futronix"). Established in 1989, Futronix is an ISO 9002-certified consignment and turnkey contract electronics manufacturer. Futronix provides engineering, design, production and in-circuit testing services, as well as full turnkey box building manufacturing for both consumer products and commercial applications. The Company has customers throughout the United States. In March 2001, the Company entered into an agreement to dispose of Futronix. It was sold to an unrelated company. The recorded investment in Futronix at the time of the sale was $3,138,409. The Company has transferred any remaining interest in Futronix to a debenture holder in exchange for amendment to the debenture (see Note K). The loss on the sale of Futronix was recorded as $3,098,409.

In December 2001, the Company purchased assets from BrandAid Communications Corporation. These assets consisted of marketing contracts and fixed assets. The consideration for the purchase of the assets was 401,008 shares of the Company stock with the market value of the assets acquired of $430,912.

Revenue and Expense Recognition

The Company prepares its financial statements on the accrual accounting basis. Consequently, certain revenue and related assets are recognized when earned rather than when received, and certain expenses are recognized when the obligation is incurred or the asset consumed, rather than when paid.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which were wholly-owned, through the date of disposition. Significant intercompany accounts and transactions were eliminated in consolidation.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business. The Company uses the allowance method to provide for uncollectible accounts. The allowance was $54,700 at December 31, 2002. There was no allowance at December 31, 2001.

Equipment

Equipment is stated on the basis of cost. Depreciation is computed principally by the straight-line method. Estimated useful lives of three to five years are used for financial reporting.

Statements of Cash Flows

For purposes of reporting cash flows, the Company considers cash and cash equivalents as those amounts which are not subject to restrictions or penalties and have an original maturity of three months or less. The Company had no cash equivalents as of December 31, 2002 or 2001.

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

Reclassifications

Certain reclassifications were made to the 2001 financial statements presentation in order to conform to the 2002 financial statements presentation. Such reclassifications had no effect on net loss as previously reported.

NOTE B - MERGERS AND ACQUISITIONS

On May 24, 2000, the Company acquired certain assets and the business of Futronix, Inc., a manufacturer of electronic products, with a value of approximately $3.2 million, which was funded through the issuance of common stock. The operations of Futronix, Inc. are included in the consolidated statements of income through the date of disposition. In March 2001, the Company entered into an agreement to dispose of Futronix. (See Note A) It was sold to an unrelated company. The recorded investment in Futronix at the time of the sale was $3,138,409. The loss on the sale of Futronix was recorded as $3,098,409. In February 2003 the Company received 85,000 shares of Futronix in final settlement of the disposal of Futronix (see Note K).

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

NOTE C - EQUIPMENT - NET

Equipment consists of the following as of December 31, 2002:

Equipment                          $    707,17
Accumulated depreciation                84,726

                                  $    622,453

Depreciation expense for the years ended December 31, 2002 and 2001 was $77,394 and $226,665, respectively.

NOTE D - VENDOR STOCK OPTION PLAN

The Company entered into a vendor stock option plan with its largest vendor in February, 2002. The options vested and were granted effective March 11, 2002. The vendor elected to receive fifty percent of the cash value of the vendor services contract with the Company in stock options and the remaining fifty percent to be paid by the Company in cash. The determination of the number of options granted is based on a calculation of the average closing price of the Company's publicly quoted stock price for the prior ten trading days of the Company's common stock. The contract price used in the option calculation was $2,570,000, of which fifty percent, or $1,285,000 is to be paid in stock options. Options granted under the plan are for the purchase of the Company's common stock, par value $.001. The option plan increases additional paid-in capital by $1,284,685. As of December 31, 2002, $297,144 of services had been provided to the Company. Based on the amounts billed and the life of the contract $445,793has been included in other assets as prepaid vendor costs. The remaining balance of $541,748 has been included in selling expense for the year ended December 31, 2002.

NOTE E - COMMISSIONS PAYABLE

The Company pays certain employees base salaries plus commissions based on sales. Included in accrued expenses are commissions due of $135,541. Certain employees salary and commission schedules were adjusted during the year. When the Company secures additional funding the salary and commission structure will return to previous levels.

NOTE F - NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES


Note payable to an individual,
15% annual interest rate,
payable on demand.                          $     15,000

Notes Payable - Related Party

Note payable to a stockholder, 18%
compounded interest rate, payable on
demand.                                     $    100,000

Notes payable to the Company's president,
10% annual interest rate, payable
on demand.                                        67,328

Note payable to a stockholder, 20%
annual interest rate, maturity date of
March 1, 1996.                                    10,000

                                            $    177,328

The Company has not repaid loans whose maturity dates have passed since no funds were available. Therefore, all debt is classified as current. Interest continues to accrue under the same terms.

NOTE G - INCOME TAXES

At December 31, 2002, the Company has a net operating loss carry-forward of approximately $15,600,000 that will be available to offset future taxable income through 2016. The net operating loss carry-forward begins to expire in 2011 and may be limited because of a change of ownership in prior years. Based on historical operations, management has elected to record a valuation allowance equal to the deferred tax benefit of approximately $5,779,000, calculated using an effective income tax rate of 37%. The Company has no significant differences between book and taxable income.

NOTE H - DISCONTINUED OPERATIONS

In March 2001, the Company sold its subsidiary, Futronix, Inc. (see Note K). Income and expense through the date of disposal were as follows:

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

                                 $ 1,813,409

In September 2001, the Company sold its subsidiary, Gemini Learning Systems, Inc. (see Note A). Income and expense through the date of disposal were as follows:

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

                                 $(1,746,545)


NOTE I - FAIR VALUE OF FINANCIAL INSTRUMENTS IN ACCORDANCE WITH THE REQUIREMENTS OF SFAS NO. 107

The Company's financial instruments consist of all its assets and liabilities. The Company's management has determined that the fair value of all of its financial instruments is equivalent to the carrying cost.

NOTE J - STOCK TRANSACTIONS

In December 2002, the Company issued 23,500,000 shares of common stock to be held in escrow pursuant to a purchase agreement with an independent party. The shares have not been paid for and management after consultation with outside legal counsel does not believe these shares are part of the outstanding shares of the Company until payment is made. The Company intends to request the return of the shares unless the shares are paid for in the near future.

The Company purchased 164,500 shares of treasury stock in exchange for a note payable to the shareholder in the amount of $1,954,679. In addition the shareholder had loaned the Company additional funds for a total due to the shareholder, of $2,560,535 at September 30, 2002. The Company also owed the Company Chairman $199,500. Effective September 30, 2002 the Company issued 276,004 shares to convert the debt to preferred stock. The Series
Two Preferred Stock has a par value of $.00. It pays a ten percent cumulative dividend in common stock and is convertible, upon approval of the board of directors, one share into $10 dollars of common stock on the day of conversion. The earliest conversion date is March 31, 2004. A preferred stock dividend of $69,000 has been included in common stock to be issued as of December 31, 2002.

The Company issued common stock options to a vendor (see NOTE D).

In December 2001, the board of directors approved a one to twenty reverse stock split. All share amounts noted in the financial statements were adjusted for the effect of the reverse split.

In May 1999, the board of directors approved changing the certificate of incorporation to authorize 20,000,000 shares of preferred stock. It then issued 20 preferred shares to two key employees. Each of the twenty shares of preferred stock was convertible to 1,500,000 shares of common stock at the option of the holder of the preferred stock. The conversion of 10 shares, however, is subject to permission of the Company's Chairman. During the year ended December 31, 2002, 3.37 shares of preferred stock were converted to 5,054,285 shares of common stock. During the year ended December 31, 2001, the Company's Chairman exercised the preferred stock conversion feature and converted six preferred shares to 450,000 common shares. Shares converted prior to December 24, 2001 were subject to the one for twenty reverse split. The remaining shares will each convert to 1.5 million shares.

In January 2002, the Company issued 750 shares of common stock for employee compensation. In 2001, the Company issued 517,623 shares of common stock for employee compensation, which includes the 450,000 shares to the Company's Chairman for conversion of six shares of preferred stock.

Throughout 2002 and 2001, the Company issued a total of 769,147 and 202,645 shares, respectively, of common stock for consulting, legal, and other services.

In December 2001, the Company purchased assets from BrandAid Communications, Inc. (see Note A). Consideration was 401,008 shares of common stock issued January 10, 2002.

NOTE K - COMMITMENTS AND CONTINGENCIES

The Company received 85,000 shares of Futronix, Inc. common stock in February 2003 as a complete settlement related to the acquisition and disposition of Futronix by the Company. As there is very little or no value associated with these shares at the current time, the shares will be recorded at a nominal amount. The Company is a defendant in lawsuits related to its various businesses. Management of the Company, after consultation with outside legal counsel, is unable to predict the outcome of the litigation or whether the various lawsuits will result in any material adverse effect on the Company's financial position. In accordance with Statement of Financial Accounting Standards No. 5, the amount of loss, if any, that may be ultimately realized has not been reflected in the accompanying financial statements.

In the year ending December 31, 2001 the Company determined that debt previously reported should have been recorded as additional paid-in capital. The Company has re-classed $75,000 from debt to additional paid-in capital. Interest accrued up until date of re-class totaled $23,081. It is possible that the Company could be subject to a claim for these funds.

In March 2001, the Company entered into a Convertible Debenture Purchase Agreement ("March debenture") pursuant to which it obtained $600,015 in additional funding from the limited liability company. In December 2002 this debt plus accrued interest of $108,242 was forgiven in exchange for withdrawal of all claims against Futronix (see above).

In September 2001, the Company transferred the Gemini stock to the debenture holder in exchange for cancellation of the November 2000 debenture. The November debenture was held in escrow for ninety-five days following the Gemini closing. The debenture was canceled December 2001. In addition, the following amendments were made to the March debenture: 1) all rights were waived to convert the debenture into common stock 2) the Company's obligations to pay amounts due under the March debenture are non recourse to the Company, but will be paid only out of the Futronix, Inc interests
(see Notes A and B) 3) right to demand payment under the March debenture was waived until the earlier of June 30, 2001, the resolution of the Futronix, Inc. lawsuit (see Notes A and B), receipt of Trident consideration, any default by the Company under the Transaction Agreement, or any default or breach by the Company. During the year ended December 31, 2002, the debenture holder agreed to forgive the March debenture with a recorded balance of $600,015 plus accrued interest of $108,242 in exchange for withdrawal of all claims against Futronix. In February 2003, the Company received 85,000 shares of common stock of Futronix in final settlement of the transaction.

The Company leases office space on a month to month basis.

NOTE L - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of approximately $14,000,000 and has a deficit in working capital of approximately $2,738,000 and $1,930,000 as of December 31, 2002 and 2001, respectively. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE M - NET LOSS PER SHARE

The following sets forth the computation of basic earnings per share. Dilutive earnings per share have not been shown, as the computation is considered anti-dilutive. The per share amounts have been adjusted for the one to twenty reverse stock split.

                                       2002            2001

NUMERATOR
Net loss                        $(2,939,662)     (4,663,750)
Preferred stock dividend            (69,000)

                                $(3,008,662)    $(4,663,750)

DENOMINATOR
Denominator for basic earnings
per share - weighted-average
shares                            3,796,745         654,094

Basic net loss per share        $      (.79)    $     (7.13)

NOTE N - RELATED PARTY TRANSACTIONS

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

The Company's legal counsel are also shareholders. 331,000 and 50,000 shares were issued to these firms for legal services provided during the years ended December 31, 2002 and 2001, respectively.

The Company's accounting consultant was issued 4,540 and 11,250 shares for his services during the years ended December 31, 2002 and 2001.

The Company's president is owed his full salary for the years ending December 31, 2002, 2001, and 2000. $719,970 and $544,970 and the related estimated payroll taxes have been included in accrued expenses as of December 31, 2002 and 2001, respectively.

                                EXHIBIT 24.6
                      Consent of Registrant's Auditors


February 26, 2003

Securities and Exchange Commission
Washington, D.C. 20549

RE:  BrandAid Marketing Corporation
     Annual Report on Form 10-KSB
     for the Period ending
     December 31, 2002.





Gentlemen:


   We have audited the balance sheet, and accompanying statements of the Registrant for the 2002 fiscal year, ending on December 31, 2002, and consent to the Auditor's reports, statements, and notes being filed with the Annual Report on Form 10-KSB for the fiscal year ending on December 31, 2002, and with any amendment thereto.



/s/Bobbitt, Pittenger & Company, P.A./s/
Certified Public Accountants

                              Exhibit 99.1
         Certification of CEO and CFO Respecting Financial Disclosure.


CERTIFICATION PURSUANT TO
18 U.S.C. (S)1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of BrandAid Marketing Corporation
(the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jay Elliott, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. (S)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                            /s/Jay Elliott
                                            ------------------------------
                                            Jay Elliott
                                            Chief Executive Officer
                                            February 26, 2003

CERTIFICATION PURSUANT TO
18 U.S.C.(S)1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of BrandAid Marketing Corporation
(the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jay Elliott, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. (S)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                              /s/Charles Tokarz
                                              ----------------------------
                                              Charles Tokarz
                                              Chief Accounting Officer
                                              February 26, 2003