Form 10QSB
period 2003-03-31
BRANDAID MARKETING CORP
filed 2003-05-15
CIK 1022409

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended - March 31, 2003

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

There were 8,045,103 shares of Common Stock outstanding having a par value of $0.001 per share as of March 31, 2003.

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


                    BrandAid Marketing Corporation

                          TABLE OF CONTENTS

PART    ITEM      DESCRIPTION                                         PAGE

          1       Financial Statements                                03
I         2       Management's Discussion and Analysis
                  The Corporation's Business                          11
                  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 13

II        1       Legal Proceedings                                   15
          2       Changes in Securities                               16
          3       Defaults Upon Senior Securities                     16
          4       Submission of Matters to a Vote of Security Holders 16
          5       Other Information                                   16
          6       Exhibits and Reports on Form 8-K                    16

                      BRANDAID MARKETING CORPORATION




                           REPORT ON REVIEW OF
                          FINANCIAL STATEMENTS




                   FOR THE PERIOD ENDED MARCH 31, 2003




                                         Bobbitt, Pittenger & Company, P.A.

                      BRANDAID MARKETING CORPORATION




                               CONTENTS


                                                      PAGE

FINANCIAL STATEMENTS:

        ACCOUNTANTS' REVIEW REPORT                    5 (F1)

        BALANCE SHEET                                 6 (F2)

        STATEMENTS OF INCOME                          7 (F3)

        STATEMENT OF
        CHANGES IN STOCKHOLDERS' EQUITY               8 (F4)

        STATEMENTS OF CASH FLOWS                      9 (F5)

May 1, 2003




TO THE BOARD OF DIRECTORS
BrandAid Marketing Corporation
Sarasota, Florida


ACCOUNTANTS REVIEW REPORT

We have reviewed the accompanying balance sheet of BrandAid Marketing Corporation as of March 31, 2003, the statement of changes in stockholders equity for the period from January 1, 2002 through March 31, 2003, and the related statements of income and cash flows for the three months ended
March 31, 2003 and 2002 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of BrandAid Marketing Corporation.

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

In accordance with United States Securities and Exchange Commission Regulation S-X, footnotes have been omitted in these interim financial statements, as footnote disclosure would substantially duplicate the disclosure contained in the audited financial statements for the year ending December 31, 2002. These financial statements should be read in conjunction with the December 31, 2002 financial statements.

Certain conditions indicate that the Corporation may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Corporation be unable to continue as a going concern.




Certified Public Accountants


        5  (F1)


                        BRANDAID MARKETING CORPORATION
                       FORMERLY SALIENT CYBERTECH, INC.

                                BALANCE SHEET
                               March 31, 2003



       ASSETS

Cash                                      $      46,401
Accounts receivable, net allowance
of $54,700                                       65,307
Prepaid expenses                                  1,500

                TOTAL CURRENT ASSETS            113,208

Equipment - net                                 600,746

Other assets                                    337,793

                                          $   1,051,747



       LIABILITIES AND
       STOCKHOLDERS' EQUITY

LIABILITIES
        Accounts payable                  $   1,530,538
        Accrued expenses                      1,007,553
        Accrued interest                        183,241
        Deferred revenue                        314,309
        Note payable                             15,000
        Notes payable - related
        parties                                 177,328

       TOTAL CURRENT LIABILITIES              3,227,969

STOCKHOLDERS' EQUITY
        Common stock - authorized
        80,000,000 shares; par value
        $.001; issued and outstanding,
        8,045,103 at March 31,
        2003                                      8,045
        Preferred stock - authorized
        20,000,000 shares;
           Series One:
                   Par value $.00,
                   issued and outstanding
                   10.69, convertible one
                   share to 1,500,000
                   common shares
           Series Two:
                   Par value $.00, 10%
                   cumulative convertible
                   stock, 276,004 issued
                   and outstanding,
                   convertible one share
                   into $10 of common stock
        Additional paid-in capital           14,939,261
        Common stock to be issued               368,615
        Treasury stock                       (1,954,675)
        Accumulated deficit                 (15,537,468)

           TOTAL STOCKHOLDERS' EQUITY        (2,176,222)

                                          $   1,051,747

         See Accountants' Review Report.


        6(F2)


                        BRANDAID MARKETING CORPORATION
                       FORMERLY SALIENT CYBERTECH, INC.

                            STATEMENTS OF INCOME




                                               2003           2002


SALES                                   $   326,994     $  217,726
COST OF
SALES                                       576,042        238,942

GROSS PROFIT                               (249,048)       (21,216)

EXPENSES
General and
administrative                              799,530        397,080
Selling                                     181,652        119,454
Interest                                      7,146          8,157


                                            988,328        524,691
LOSS FROM
CONTINUED
OPERATIONS
BEFORE
INCOME
TAXES                                    (1,237,376)     (545,907)

INCOME
TAXES                                             -             -

NET LOSS                                $(1,237,376)    $(545,907)

NET LOSS PER SHARE                      $     (.169)    $   (.348)


        See Accountants' Review Report.


        7(F3)


                        BRANDAID MARKETING CORPORATION
                       FORMERLY SALIENT CYBERTECH, INC.

                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                       Additional  Common                 Retained
              Common   Paid-in     Stock to    Treasury   Earnings
              Stock    Capital     be issued   Stock     (Deficit)   Total
BALANCE,
January 1,
2002         $1,107    $9,311,200  $430,912    $      $(11,222,430)$(1,479,211)

Common
stock
issued for
compensation      1         2,549                                        2,550

Common
stock
issued for
services        769       649,486    5,985                             656,240

Debt converted
to preferred
stock                   2,760,034                                    2,760,034

Common stock
options issued
for services            1,284,713

Preferred stock
Converted to
common stock  5,054        (5,054)

Stock issued
For purchase
of assets from
BrandAid
Communications
Corporation     401       430,511  (430,912)

Treasury
stock
acquired from
shareholder in
exchange for
note payable                                 (1,954,675)            (1,954,675)

Preferred
stock dividend                       69,000                 (69,000)

Net loss                                                 (2,939,662)(2,939,662)

BALANCE,
December 31,
2002       $  7,332   $14,433,439  $74,985$(1,954,675)$(14,231,092)$(1,670,011)

Common
stock
issued for
compensation      5         3,545                                        3,550

Common stock
options issued
for services    708       502,277    (1,314)                           501,671

Common stock
sold                                225,944                            225,944

Preferred
stock
dividend                             69,000                 (69,000)

Net loss                                                 (1,237,376)(1,237,376)

BALANCE,
March 31,
2003         $8,045   $14,939,261 $368,615$(1,954,675)$(15,537,468)$(2,176,222)


        See Accountants' Review Report.


        8(F4)


                        BRANDAID MARKETING CORPORATION
                       FORMERLY SALIENT CYBERTECH, INC.

                          STATEMENTS OF CASH FLOWS

                                         For the three months
                                           ended March 31,
                                       2003             2002

CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss                        $(1,237,376)       $(545,907)

Adjustments to reconcile
net loss to net cash used
by operating activities:
Depreciation                         21,707           17,870
Stock issued for services
and compensation                    505,221           38,813
(Increase) decrease in
operating assets:
Accounts receivable                  93,620          (57,507)
Other receivables                                     (8,268)
Prepaid expenses                      1,000           59,644
Other assets                        108,000
Increase (decrease) in
operating liabilities:
Accounts payable                     (3,282)         104,046
Accrued expenses                    103,042           21,179
Accrued interest                      7,146            8,157
Deferred revenue                    216,743          124,455

NET CASH USED BY
OPERATING ACTIVITIES               (184,179)        (237,518)

CASH FLOWS FROM
INVESTING ACTIVITIES
Purchase of property
and equipment                                         (6,955)

NET CASH USED                                         (6,955)

CASH FLOWS FROM
FINANCING ACTIVITIES
Proceeds of loans from
shareholder                                          258,060

Common stock sold                   225,944

NET CASH PROVIDED
BY FINANCING ACTIVITIES             225,944          258,060

NET INCREASE
IN CASH                              41,765           13,587

CASH, at beginning of period          4,636               50

CASH, at end of period          $    46,401      $    13,637


         See Accountants' Review Report.


        9(F5)


                        BRANDAID MARKETING CORPORATION
                       FORMERLY SALIENT CYBERTECH, INC.

                          STATEMENTS OF CASH FLOWS
                                (CONTINUED)

                                         For the three months
                                           ended March 31,
                                       2003               2002


SUPPLEMENTAL DISCLOSURES:
Interest paid                   $         -        $         -

Schedule of non-cash investing
and financing transactions:

707,913 shares issued for
professional services           $   497,000

5,000 shares issued for employee
compensation                    $     3,550

Common stock to be issued
for professional services       $     4,671

100,000 shares issued for
professional services                            $   30,000

750 shares issued for
employee compensation                            $    2,549

Common stock to be issued
For professional services                        $    6,264

Treasury stock acquired
from shareholder in
exchange for note payable
to shareholder                                   $ (584,367)

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

   BrandAid's operating revenues are currently solely from its marketing activities, which primarily focuses on the distribution of in-store advertisements called "Supercards" as well as distributing client marketing materials. The Company is managed and advised by former members of Act Media, another in-store marketing company.

   BrandAid's first direct response campaign was conducted in January, 2002, on behalf of America Online. In that campaign the Company successfully distributed thousands of AOL CD-ROM's throughout nationally recognized supermarket chains.


   In total, approximately 5.9 million Supercards and CD's were distributed in the current quarter. This can be compared to approximately 5.1 million Supercards and CD's distributed in the First quarter of 2002, which was an increase of almost 14% over the 5.1 million Supercards and CD's that were distributed in the first quarter of 2002. An independent research study by MASI International concluded that sales by clients using the Supercards Program increased an average of 12%.

	It is anticipated that the sales in the next quarter of 2003 will exceed the sales in the second quarter of 2002 by over 50%.

   Clients that participated in the first quarter Supercard campaigns included CitiBank, Unilever, AOL Time-Warner, Multifoods, A&E Television Networks, and Earthlink.

   BrandAid has completed an in-store divisional marketing agreement with Kroger, the second largest supermarket retailer in the U.S., as well as with Pathmark, and Safeway.

   Markets with Supercards displays as of March 31, 2002 are as follows:

New York metropolitan area:       Pathmark Supermarkets
Chicago:                          Dominicks Supermarkets
Los Angeles/San Diego:            Vons/Pavilions Supermarkets
Atlanta:                          Kroger Supermarkets
Washington/Baltimore:             Safeway Supermarkets
Houston, Austin, Dallas:          Safeway Supermarkets
Denver:                           Safeway Supermarkets

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


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS.

   The following discussion and analysis relate to factors which have affected the financial condition and results of our operations for the quarter ended March 31, 2003, and March 31, 2002.

   Discussion of Financial Information

The discussion respecting our financial position utilizes the unaudited, reviewed financial statements attached to this Report for the quarters ended March 31, 2003 and March 31, 2002.

   Operating revenues for the quarter ended March 31, 2003 were $326,994, with the cost of sales being $576,042, and the Company showing a gross profit of ($249,048). The primary reason that cost of sales was so high as compared to revenues was that a number of non-recurrent set up charges were associated with and borne by current sales. Examples of these costs were the set up of kiosks and displays, which will be used for continuing marketing activities by both current and future clients. Management feels that future sales will result in gross profits of over 30%.

   Operating revenues for the first quarter of 2002 were $217,726, with cost of sales being $238,924, and we had a gross profit of ($21,216). The inordinate cost of sales was related to set up costs, and other non-recurring charges, as the first quarter of 2002 was our first operating quarter in our current business.

   General and Administrative expenses were $799,530 for the quarter ended March 31, 2003, as compared to $397,080 for the same period in 2002. The current expenses, relative to sales, were the result of set-up costs associated with our marketing business. Management feels that as the year progresses, the ratio of expenses to gross profit will decrease significantly.

   Net losses for the first quarter of 2003 were ($1,237,376), as compared to ($545,907) for the same period in 2002. The loss, as discussed above, is reflective of the set-up costs associated with the Company's current business. The net loss for the first quarter of 2003 translates into a loss of $0.169 per share as compared to a net loss of $0.348 per share for the same period in 2002.

   On March 31, 2003, the cash and investment certificate position of the Company was $46,401, and current assets, as a whole were $1,051,747.

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

   During the third quarter 1999, the Company acquired, for stock, Gemini Learning Systems, Inc., which operated as part of the Internet/technology division of the company. Gemini Learning Systems, Inc. was sold by the Company to Haines Avenue, LLC. on September 28, 2001. The sale was ratified at a Special Meeting of Shareholders held on March 29, 2002. The agreements executed between the parties outlining the terms of the sale are appended to the Report on Form 10-QSB for the period ended September 30, 2001, filed with the SEC on February 11, 2002, and are incorporated herein by reference.

   On Tuesday May 23, 2000, Salient Cybertech, Inc. (the "Company") executed an agreement whereby it acquired Futronix, Inc. ("Futronix")
On March 19, 2001, Futronix was sold to Trident Systems International,
Inc. for the sum of $8,000,000. The transaction involved the transfer of 400,000 restricted shares of Trident's common stock and $800,000 in cash to Salient in exchange for all outstanding shares of Futronix. The terms of the transaction were fully disclosed in a Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2001, and said Report is incorporated herein by reference. The parties had material disagreements, resulting in a law suit between Futronix and BrandAid. The issues were amicably resolved, with BrandAid receiving 85,000 shares in Futronix, and any and all liabilities BrandAid may have had to Southridge Financial being released.


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

   On January 11, 2002, Jay Elliott was appointed CEO and President of BrandAid. The appointments were ratified at the annual meeting of shareholders on June 25, 2002. Mr. Elliott has had a distinguished career of nearly two decades with in-store marketing and advertising.

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

    The Company had previously authorized the issuance of Preferred Shares. Each share of Preferred Stock is automatically convertible into 1,500,000 shares of common stock. IDT Group, Inc. ("IDT"), a Florida based corporation, has ownership rights to 4 preferred shares, which represent 6,000,000 shares of common stock. IDT received these shares in January of 2002. As of the filing date all 4 preferred shares have been converted into common stock.

   At the annual meeting held on March 21, 2003, Michael Solomon and Sean Zausner were appointed CLASS I directors, 700,000 restricted common shares were issued to Paul Sloan as part of a compensation package, and a Class 2 preferred series of shares issued in the third quarter of 2002, and used to reduce the indebtedness of the Company to IDT Group and Paul Sloan, was ratified.

   On March 28, 2003, the Company received the resignations of Sean Zausner, Darren Silverman and Kris Baso from the Board of Directors. The resignations were requested as part of ongoing negotiations with significant suppliers to reorganize the Company's operations and reduce current liabilities. These negotiations include the provision of board seats for these suppliers to induce them to convert their positions from debt-holders to shareholders of the Company, thereby serving the dual purpose of reducing the Company's current debt to equity, and bring their expertise to the Company via seats on our Board of Directors.


Liquidity

   We believe that we will receive the cash funds and necessary liquidity to meet the needs of the company over the next year. However, should we fail to obtain the necessary funds, the Company may have to curtail some or all of its operations.


                                   PART II.


Item 1. Legal Proceedings.

   The Company is not currently a party to any pending or threatened litigation of a meritorious or material nature or that could result in a significant financial impact, except as disclosed herein. From time to time the Company may be involved in lawsuits in the normal course of its business, that do not have a material impact upon the Company.

   The Company has commenced an action in the Florida Circuit Court for a declatory judgment canceling the 138,800 shares owned by Ms. Kim Adolphe, president of BrandAid's former Subsidiary, Gemini Learning Systems, Inc. The action is based on the Company's assertion that there were material misstatements upon which the Company relied in purchasing Gemini, and certain issues that arose after the said purchase. Ms. Adolphe commenced an action against the Company for the release of her shares, and the two actions have been consolidated.

   The Company is party to a lawsuit with "Marketing services by Vectra". In Ohio Federal Court, in which Vectra alleges that BrandAid owes them $384,111. BrandAid maintains that it has suffered losses due to the failure of Vectra to release certain materials that were the property of BrandAid.

Item 2. Changes in Securities.

    None


Item 3. Defaults.

    None


Item 4. Submission Of Matters To A Vote Of Security Holders.

   At the annual meeting held on March 21, 2003, Michael Solomon and Sean Zausner were appointed CLASS I directors, 700,000 restricted common shares were issued to Paul Sloan as part of a compensation package, and a Class 2 preferred series of shares issued in the third quarter of 2002, and used to reduce the indebtedness of the Company to IDT Group and Paul Sloan, was ratified. The resolutions are fully described in the Report on Form 8-K filed on March 31, 2003.


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

(24.6) Consent of Auditors                                     Page 18

(99.1) Certification of CEO and CFO respecting Financial
       Disclosures.                                            Page 19

(b) Reports on Form 8-K


(c) Other Filings Incorporated by Reference


   1. Schedule DEF-14A Filed on March 04, 2003, respecting the Annual Meeting held on March 21, 2003.

      Report on Form 10-KSB filed on March 03, 2003.



                               Signatures

   In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2003

BrandAid Marketing Corporation.


By:             /s/Paul Sloan/s/
                   Paul Sloan, Chairman and Secretary

                /s/Charles Tokarz/s/
                   Charles Tokarz, CFO

                /s/Jay Elliott/s/
                   Jay Elliott, President, CEO

EXHIBIT 24.6
                   Consent of Registrant's Auditors


May 14, 2003

Securities and Exchange Commission
Washington, D.C. 20549

RE:  BrandAid Marketing Corporation.
     Report on Form 10-QSB for the Periods ending
     March 31, 2003 and March 31, 2002.





Gentlemen:


     We consent to the Accountant's Review Reports and Statements being filed with the Quarterly Report on Form 10-QSB for the quarter ending on March 31, 2003 and with any amendment thereto. This accounting firm hereby consents to the filing of this consent as an exhibit to the Quarterly Report abovementioned.





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
               Certification of CEO and CFO Respecting Financial Disclosure.


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. (S)1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of BrandAid Marketing Corporation (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jay Elliott, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. (S)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                /s/Jay Elliott
                                                ----------------
                                                Jay Elliott
                                                Chief Executive Officer
                                                April 14, 2003



                            CERTIFICATION PURSUANT TO
                                18 U.S.C.(S)1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of BrandAid Marketing Corporation (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Tokarz, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. (S)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                  /s/Charles Tokarz
                                                  ------------------
                                                  Charles Tokarz
                                                  Chief Accounting Officer
                                                  April 14, 2003

           PAGE INTENTIONALLY LEFT BLANK