Form 10QSB/A
period 2003-03-31
BRANDAID MARKETING CORP
filed 2003-06-09
CIK 1022409

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

Disclosure Controls and Procedures:

     (a) Within 90 days prior to the date of the filing of this Quarterly Report on Form 10-QSB (the "Evaluation Date"), the Company evaluated, under the supervision of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     (b) Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls.




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

(24.6) Consent of Auditors                                     Page 18

(99.1) CERTIFICATE OF CEO PURSUANT TO 18 U.S.C. SECTION 1350,
       AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
       ACT OF 2002                                             Page 19

(99.2) CERTIFICATE OF CFO PURSUANT TO 18 U.S.C. SECTION 1350,
       AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
       ACT OF 2002                                             Page 20

(99.3) CERTIFICATE OF CEO PURSUANT TO RULE 13a-14 UNDER THE
       SECURITIES EXCHANGE ACT OF 1934                         Page 21

(99.4) CERTIFICATE OF CFO PURSUANT TO RULE 13a-14 UNDER THE
       SECURITIES EXCHANGE ACT OF 1934                         Page 22

(b) Reports on Form 8-K


(c) Other Filings Incorporated by Reference


   1. Schedule DEF-14A Filed on March 04, 2003, respecting the Annual Meeting held on March 21, 2003.

      Report on Form 10-KSB filed on March 03, 2003.

	Report on Form 10-QSB filed on May 15, 2003.

                               Signatures

   In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 6, 2003

BrandAid Marketing Corporation.


By:             /s/Paul Sloan/s/
                   Paul Sloan, Chairman and Secretary

                /s/Charles Tokarz/s/
                   Charles Tokarz, CFO

                /s/Jay Elliott/s/
                   Jay Elliott, President, CEO

EXHIBIT 24.6
                   Consent of Registrant's Auditors


June 6, 2003

Securities and Exchange Commission
Washington, D.C. 20549

RE:  BrandAid Marketing Corporation.
     Report on Form 10-QSB for the Periods ending
     March 31, 2003 and March 31, 2002, as amended on June 6, 2003.





Gentlemen:


     We consent to the Accountant's Review Reports and Statements being filed with the Quarterly Report on Form 10-QSB for the quarter ending on March 31, 2003 and with any amendment thereto. This accounting firm hereby consents to the filing of this consent as an exhibit to the Quarterly Report abovementioned, and the amendment dated June 6, 2003.





/s/Bobbitt,Pittenger/s/
Certified Public Accountants

                                    Exhibit   99.1

                        CERTIFICATION BY CEO PURSUANT TO
                               18 U.S.C. (S)1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of BrandAid Marketing Corporation (the "Company") on Form 10-QSB/A for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jay Elliott, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. (S)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                /s/Jay Elliott
                                                _____________________
                                                Jay Elliott
                                                Chief Executive Officer
                                                June 6, 2003

                                    Exhibit 99.2

                         CERTIFICATION BY CFO PURSUANT TO
                                18 U.S.C.(S)1350,
                             AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of BrandAid Marketing Corporation (the "Company") on Form 10-QSB/A for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Tokarz, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. (S)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                  /s/Charles Tokarz
                                                  ______________________
                                                  Charles Tokarz
                                                  Chief Financial Officer
                                                  June 6, 2003

                                    Exhibit 99.3

                             CERTIFICATE OF CEO PURSUANT TO
              RULE 13a-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934

         I, Jay Elliott, Chief Executive Officer of BrandAid Marketing Corporation, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB as amended on Form 10-QSB/A of BrandAid Marketing Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 6, 2003

                                                /s/Jay Elliott
                                                __________________

                                                Name: Jay Elliott
                                                Title: Chief Executive Officer

                                    Exhibit 99.4

                             CERTIFICATE OF CFO PURSUANT TO
                RULE 13a-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934

         I, Charles Tokarz, Chief Financial Officer of BrandAid Marketing Corporation, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB as amended on Form 10-QSB/A of BrandAid Marketing Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 6, 2003

                                                /s/Charles Tokarz
                                                _____________________

                                                Name: Charles Tokarz,
                                                Title: Chief Financial Officer

          PAGE INTENTIONALLY LEFT BLANK