Form 10QSB
period 2003-06-30
BRANDAID MARKETING CORP
filed 2003-08-15
CIK 1022409

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended - June 30, 2003

              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from ...to

                         Commission File Number 0-28772


                        BRANDAID MARKETING CORPORATION
                 (Name of Small Business Issuer in its charter)


                Delaware                                35-1990559
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)              Identification Number)

  1715 Stickney Point Rd., Suite A-12,
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

There were 13,034,053 shares of Common Stock outstanding having a par value of $0.001 per share as of June 30, 2003.

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


                    BrandAid Marketing Corporation

                          TABLE OF CONTENTS

PART    ITEM      DESCRIPTION                                        PAGE

          1       Financial Statements                                03
I         2       Management's Discussion and Analysis
                  The Corporation's Business                          11
                  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 13

II        1       Legal Proceedings                                   16
          2       Changes in Securities                               17
          3       Defaults Upon Senior Securities                     17
          4       Submission of Matters to a Vote of Security Holders 17
          5       Other Information                                   17
          6       Exhibits and Reports on Form 8-K                    17

                      BRANDAID MARKETING CORPORATION




                           REPORT ON REVIEW OF
                           FINANCIAL STATEMENTS




                   FOR THE PERIOD ENDED JUNE 30, 2003




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

August 4, 2003




TO THE BOARD OF DIRECTORS
BrandAid Marketing Corporation

Sarasota, Florida


                         ACCOUNTANTS REVIEW REPORT

We have reviewed the accompanying balance sheet of BrandAid Marketing Corporation as of June 30, 2003, the statement of changes in stockholders' equity for the six months ended June 30, 2003, and the year ended December 31, 2002, the related statements of income for the six months ended June 30, 2003 and 2002, the related statements of cash flows for the six months ended June 30, 2003 and 2002 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of BrandAid Marketing Corporation.

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



/s/Bobbitt, Pittinger
Certified Public Accountants


        5(F1)


                        BRANDAID MARKETING CORPORATION
                               BALANCE SHEET
                               JUNE 30, 2003




       ASSETS

Cash                                                $          3,650
Accounts receivable                                           63,696
Prepaid expenses                                               1,500

       TOTAL CURRENT ASSETS                                   68,846

Equipment - net                                              579,038

                                                      $      647,884


       LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Accounts payable                                    $   1,943,226
   Accrued expenses                                        1,094,926
   Accrued interest                                          173,811
   Note payable                                               75,000
   Notes payable - related parties                           262,328

       TOTAL CURRENT LIABILITIES                           3,549,291

STOCKHOLDERS'EQUITY
   Common Stock - authorized 80,000,000 shares;
       par value $.001; issued and outstanding,
       13,034,053 at June 30, 2003                            13,034
   Preferred Stock - authorized 20,000,000 shares;
       Series one:
         Par value $.00, issued and outstanding 10,
       convertible one share to 1,500,000 common shares
       Series two:
         Par value $.00, 10% cumulative convertible stock,
         276,004 issued and outstanding, convertible one
         share into $10 of common stock
   Additional paid-in capital                             17,913,456
   Common Stock to be issued                                 207,000
   Treasury Stock                                          1,954,675)
   Accumulated deficit                                   (19,080,222)

       TOTAL STOCKHOLDERS' EQUITY                         (2,901,407)

                                                      $      647,884


                        See Accountants' Review Report.


        6(F2)


                        BRANDAID MARKETING CORPORATION
                            STATEMENTS OF INCOME




                                    Six months           Six months
                                      ended                ended
                                   June 30, 2003        June 30, 2002

SALES                           $    715,838             $    413,708
COST OF SALES                      1,115,861                  628,849

GROSS PROFIT                        (400,023)                (215,141)

EXPENSES
   General and administrative      3,748,542                1,012,912
   Selling                           545,986                  382,724
   Interest                           16,579                   16,680

                                   4,311,107                1,412,316

LOSS FROM OPERATIONS
   BEFORE INCOME TAXES            (4,711,130)              (1,627,457)

INCOME TAXES                               -                        -

LOSS FROM OPERATIONS              (4,711,130)              (1,627,457)

NET LOSS                        $ (4,711,130)            $ (1,627,457)

NET LOSS PER SHARE              $      (.525)            $      (.781)


                        See Accountants' Review Report.


        7(F3)


                        BRANDAID MARKETING CORPORATION
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                      Additional   Common                  Retained
             Common   Paid-in      Stock to    Treasury    Earnings
             Stock    Capital      be issued   Stock      (Deficit)      Total

BALANCE,
January 1,
2002        $1,107   $9,311,200      $430,912   $     $(11,222,430)$(1,479,211)

Common Stock
issued for
compensation     1        2,549                                          2,550

Common Stock
issued for
services       769      649,486         5,985                          656,240

Debt converted
to Preferred
Stock                 2,760,034                                      2,760,034

Common Stock
options
issued for
services              1,284,713                                      1,284,713

Preferred
Stock
converted
to Common
Stock        5,054      (5,054)

Stock issued
for purchase
of assets from
BrandAid
Communications
Corporation    401     430,511       (430,912)

Treasury Stock
acquired from
shareholder
in exchange
for note
payable                                      (1,954,675)            (1,954,675)

Preferred Stock
Dividend                             69,000                 (69,000)

Net loss                                                 (2,939,662)(2,939,662)

BALANCE,
December
31, 2002      7,332 14,433,439       74,985  (1,954,675)(14,231,092)(1,670,011)

Common Stock
issued for
compensation      5      3,545                                           3,550

Common Stock
issued for
services      4,044  3,218,415       (5,985)                         3,216,474

Preferred
Stock
converted
to Common
Stock         1,028     (1,028)

Common Stock
sold            612    225,332                                         225,944

Debt and
accrued
interest
converted
to Common
Stock            13     33,753                                         33,766

Preferred
Stock
Dividend                            138,000               (138,000)

Net Loss                                                (4,711,130)(4,711,130)

BALANCE,
June 30,
2003        $13,034 $17,913,456   $207,000$(1,954,675)$(19,080,222)$2,901,407)


                        See Accountants' Review Report.


        9(F4)


                        BRANDAID MARKETING CORPORATION
                          STATEMENTS OF CASH FLOWS



                                                  For the six months
                                                    ended June 30,
                                                2003             2002

CASH FLOWS FROM OPERATING
ACTIVITIES
   Net loss                              $(4,711,130)     $(1,627,457)

Adjustments to reconcile net
loss to net
   cash used by operating activities:
      Depreciation                            43,415           36,284
      Stock issued for services            3,253,790          342,568
      Debt and accrued interest
      converted to common stock              (33,766)
      Decrease (increase) in operating
      assets:
      Accounts receivable, net                95,231         (150,613)
      Prepaid expenses                         1,000           52,037
      Other assets                           445,793              640
      Increase (decrease) in operating
      liabilities:
      Accounts payable                       409,406          342,669
      Accrued expenses                       190,415           54,616
      Accrued interest                        16,482           16,579
      Deferred revenue                       (97,566)         359,481

NET CASH USED BY OPERATING ACTIVITIES       (386,930)        (573,196)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                         (15,012)

NET CASH USED BY INVESTING ACTIVITIES                         (15,012)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds of loans from shareholder/
   related parties                           100,000          612,860
   Common Stock sold                         225,944
   Proceeds of borrowings                     60,000

NET CASH PROVIDED BY FINANCING
ACTIVITIES                                   385,944          612,860

NET (DECREASE) INCREASE IN CASH                 (986)          24,652

CASH, at beginning of period                   4,636               50

CASH, at end of period                   $     3,650      $    24,702


                        See Accountants' Review Report.


        10(F5)


                        BRANDAID MARKETING CORPORATION
                           STATEMENT OF CASH FLOWS
                                  (C0N'T)


                                                  For the six months
                                                    ended June 30,
                                                2003             2002

SUPPLEMENTAL DISCLOSURES:
   Interest paid                          $        -      $         -

Schedule of non-cash investing and
financing transactions:

   4,044,081 shares issued for
professional compensation                 $3,216,474

   5,000 shares issued for employee
compensation                              $    3,550

   13,000 shares issued to replace
debt and related accrued interest         $   33,766

   100,000 shares issued for
professional services                                   $      30,000

   750 shares issued for employee
compensation                                            $       2,549

   Common Stock to be issued for
professional services                                   $     127,099

   Treasury Stock acquired from shareholder in
exchange for note payable to shareholder                $  (1,954,675)

One share of preferred stock converted to 75,000
common shares, for compensation                         $     315,000


                        See Accountants' Review Report.



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

   Markets with Supercards displays as of March 31, 2002 were as follows:

New York metropolitan area:       Pathmark Supermarkets
Chicago:                          Dominicks Supermarkets
Los Angeles/San Diego:            Vons/Pavilions Supermarkets
Atlanta:                          Kroger Supermarkets
Washington/Baltimore:             Safeway Supermarkets
Houston, Austin, Dallas:          Safeway Supermarkets
Denver:                           Safeway Supermarkets

   The list of advertisers and purchasing agents at March 31, 2003 as follows:

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

   The Company's growth during the current quarter was based on an Expected contractual infusion of funds on May 29, 2003, by Cyberian Enterprises Limited, a Hong Kong Company. Cyberian breached its agreement, putting the future of BrandAid into jeopardy. BrandAid attempted to raise interim capital to offset the financial setback caused by Cyberian's actions. Unfortunately, a Virginia lawyer claimed, initially, that Cyberian had majority interest in BrandAid, even though Cyberian did not pay for its shares. He then claimed he, acting for a group of his clients, had gained control of BrandAid. The lawyer made filings with the SEC proclaiming the aforestated. As a result, an investor who had agreed to give the Company $400,000 in funds refused to consummate the transaction, forcing BrandAid, on July 16, 2003, to temporarily curtail operations.

   BrandAid has commenced an action in the United States District Court for the Southern District of New York for both declaratory and injunctive relief, to allow BrandAid to raise funds and continue operations. BrandAid intends to actively seek damages from the various parties that had breached various contracts with BrandAid, short-sold BrandAid's stock, and otherwise damaged the Company.

   In the immediate future, management feels that BrandAid may recommence operations in the next quarter, and raise such funds as are necessary to insure the growth and expansion of the Company.

   The Company's current mailing address is 1715 Stickney Point Rd, Suite A-12, Sarasota, Florida 34231. BrandAid trades under the symbol, BAMK, on the OTC:BB market. Further information may be found at the Company's web site: www.bamk.info.



        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS.

   The following discussion and analysis relate to factors which have affected the financial condition and results of our operations for the quarter ended June 30, 2003, and June 30, 2002.

   Discussion of Financial Information

   The discussion respecting our financial position utilizes the unaudited, reviewed financial statements attached to this Report for the quarters ended June 30, 2003 and June 30, 2002. On July 16, 2003, BrandAid was forced to curtail all operations, as it could not meet its financial obligations (See Liquidity, Material Events, and Legal Proceedings, below). While the Company hopes to resume operations as soon as the legal proceedings discussed below allow it to, there is no guarantee that the company will resume operations in the near future, if ever, or that it will be successful in the event operations are resumed.

   Operating revenues for the six months ended June 30, 2003 were $715,838, with the cost of sales being $1,115,861, and the Company showing a gross profit of ($400,023). The primary reason that cost of sales was so high as compared to revenues was that a number of non-recurrent set up charges were associated with and borne by current sales.

   Operating revenues for the first six months of 2002 were $413,708, with cost of sales being $628,849, and we had a gross profit of ($215,141). The inordinate cost of sales was related to set up costs, and other non-recurring charges, as the first quarter of 2002 was our first operating quarter in our current business.

   General and Administrative expenses were $3,748,542 for the period ended June 30, 2003, as compared to $1,012,912 for the same period in 2002.

   Net losses for the first six months of 2003 were ($4,711,130), as compared to ($1,627,457) for the same period in 2002. The loss, as discussed above, is reflective of the set-up costs associated with the Company's current business. The net loss for the first six months of 2003 translates into a loss of $0.525 per share as compared to a net loss of $0.781 per share for the same period in 2002.

   On June 30, 2003, the cash and investment certificate position of the Company was $3,650 and current assets, as a whole were $68,846.


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

   On May 9, 2003, BrandAid issued Jay Elliott, its President, 700,000 common shares restricted pursuant to Rule 144. This was done pursuant to an employment agreement ratified by the Board of Directors on May 1, 2003, and executed on May 2, 2003. A copy of the agreement is attached to this Report as an Exhibit.

   In the current quarter, 704,214 common shares were issued as the agreed upon compensation to a number of shareholders who had utilized 278,370 to raise $225,944 in January, 2003, as interim financing. This interim funding contract called for an infusion of $750,000. As of the date of this filing the balance of $524,056 has not been received by the company.

   BrandAid issued 607,000 shares to its sales and administration staff as compensation in the current quarter.

   On May 29, 2003, Cyberian Enterprises Limited defaulted on a Purchase and Sales Agreement it had entered into on November 13, 2002. Cyberian had agreed to purchase 23,500,000 shares of BrandAid's stock for $21,000,000. Considerable hardship had been suffered by BrandAid when Cyberian had originally defaulted in December, 2002, and January of 2003. In each case, Steven Biss, Esq., attorney for Cyberian had personally assured BrandAid that the funds were ready for transfer.

   Mr. Biss negotiated a last extension of the agreement on March 29, 2003, based on his assertions that Cyberian did indeed have the financial capacity to complete the transaction, and that he, Mr. Biss, was personally working on closing millions of dollars in contracts for BrandAid after the extension were signed. Cyberian defaulted, and, to date BrandAid has received no funds and/or contracts from Cyberian.

   In the second quarter of 2003, the company was notified of that there was an issue respecting the State of Delaware. Investigation revealed that there were certain deficiencies in BrandAid's corporate tax filings.
The requisite forms were submitted and the delinquent taxes duly paid.

   The Company carries on its books, 313,533 shares of common stock. These shares were not reflected in the Report on Form 8-K filed on June 13, 2003, resulting in an understatement of the number of shares outstanding. The said understatement had no material affect on the purpose of the said report.

   On May 23 and May 29, 2003, Steven Biss, a Virginia attorney, attempted to take control of the Company on behalf of a number of shareholders he claimed to represent. In both instances Mr. Biss garnered less than the requisite number of votes necessary to gain control, according to our stock transfer agent. Nevertheless, Mr. Biss attempted to assert control over the company.

   On June 3 and June 4, 2003, Mr. Biss was notified in writing that his attempts had failed. These letters were delivered by Certified Mail, fax and e-mail. Mr. Biss was advised that he had violated BrandAid's By-laws as well as United States Securities and Exchange Commission Rules and Regulation. A complaint to the SEC is currently being finalized.

   A number of clients of Mr. Biss, started a civil action in the State Court of Virginia against Paul Sloan and another party, claiming that Mr. Sloan and the other party had induced these shareholders into investing in BrandAid through misrepresentations. Paul Sloan has denied the allegations, and had the action removed to Federal Court. Mr. Sloan plans to move the court to dismiss the matter summarily. The other party has already made motion to dismiss the action.

   Cyberian and one of the plaintiffs in the aforementioned action, both using Mr. Biss as their attorney, filed suit in Federal Court in Virginia against BrandAid and Paul Sloan, seeking damages and a declaratory judgment that Cyberian is the majority shareholder in BrandAid. The suit was filed in April, but has yet to be served.

   Mr. Biss, acting for a group of shareholders, has started an action in New York Supreme Court asking for declaratory and injunctive relief against the Secretary of BrandAid, Paul Sloan. In this action, BrandAid is named as a plaintiff. This is based on the May 29, 2003 attempt by Mr. Biss to gain control of BrandAid. BrandAid's management disavows any connection with this action. Counsel for BrandAid has moved to have the matter removed to the U.S. District Court for the Southern District of New York.

   Finally, on July 9, 2003, BrandAid commenced suit against Cyberian and Biss in the U. S. District Court for the Southern District of New York, primarily seeking injunctive and declaratory relief, allowing management to continue the business of the company. A hearing on the preliminary injunction is tentatively scheduled on August 19, 2003 pending the Judges ruling on submitted briefs. BrandAid hopes to re-establish business operations upon an injunction being granted.

   BrandAid expects to commence actions in the next month against all parties who have damaged the Company through the breached Share Purchase Agreement, the takeover attempt (including incorrect filings on June 13, 2003 and June 16, 2003 by Biss), and subsequent actions, all of which have undermined the viability of the Company. It is anticipated that the total value of the law suits will be in excess of $20,000,000.

Liquidity

   The Company is currently illiquid. As a result of the default by Cyberian Enterprises, Limited in its purchase of 23,500,000 common shares for $21,000,000, coupled with the default by contracting parties in providing interim financing, coupled with the cancellation of an interim funding arrangement due to Cyberian's and other parties public announcements that they had taken control of BrandAid (which they had not), BrandAid had to temporarily curtail operations on June 16, 2003. The Company is currently attempting to obtain injunctive relief to allow it to properly continue its business. However, should the matter become drawn out in the courts, the company may be in a position where it could not meet its financial obligations. Currently, at least until the matter is adjudicated upon, the company is technically insolvent (see Material Events, and Legal Proceedings).

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

   The Company has commenced an action in the Florida Circuit Court for a declaratory judgment canceling the 138,800 shares owned by Ms. Kim Adolphe, president of BrandAid's former Subsidiary, Gemini Learning Systems, Inc. The action is based on the Company's assertion that there were material misstatements upon which the Company relied in purchasing Gemini, and certain issues that arose after the said purchase. Ms. Adolphe commenced an action against the Company for the release of her shares, and the two actions have been consolidated. On June 25th, 2003, Ms. Adolphe's attorney made motion to remove himself from the case. The motion made was because
Ms. Adolphe had failed to pay her counsel $12,766.17, and was granted by the Court. Ms. Adolphe's former counsel has placed a lien for the same amount on her case file.

   The Company is party to a lawsuit with "Marketing Services by Vectra"
In Ohio Federal Court, in which Vectra alleges that BrandAid owes them $384,111. BrandAid maintains that it has suffered losses due to the failure of Vectra to release certain materials that were the property of BrandAid.

   A number of actions were commenced as a direct and indirect result of Cyberian Enterprises Limited breaching its contract with BrandAid. These are fully disclosed in "Material Events", above.

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

   Steven Biss, a Virginia lawyer, claiming to act for a majority of the Company's shareholders, attempted on May 23, 2003, and on May 29, 2003, to oust the current directors and officers of BrandAid, and to install a new slate of directors and a new executive. On both occasions he failed to obtain the vote necessary to proceed with his planned actions.

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

(24.6) Consent of Auditors                                     Page 19

(99.1) CERTIFICATE OF CEO PURSUANT TO 18 U.S.C. SECTION 1350,
       AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
       ACT OF 2002                                             Page 20

(99.2) CERTIFICATE OF CFO PURSUANT TO 18 U.S.C. SECTION 1350,
       AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
       ACT OF 2002                                             Page 21

(99.3) CERTIFICATE OF CEO PURSUANT TO RULE 13a-14 UNDER THE
       SECURITIES EXCHANGE ACT OF 1934                         Page 22

(99.4) CERTIFICATE OF CFO PURSUANT TO RULE 13a-14 UNDER THE
       SECURITIES EXCHANGE ACT OF 1934                         Page 23

(99.5) Jay Elliott Employment Agreement                        Page 24

(b) Reports on Form 8-K

   1. Report on Form 8-K filed on March 31, 2003, respecting the Annual Meeting.

   2. Report on Form 8-K filed on June 04, 2003, respecting a default by Cyberian Enterprises Limited.

   3. Report on Form 8-K/A filed on June 04, 2003, amending the above filing.

   4. Report on Form 8-K/A filed on June 13, 2003 (1).

   5. Report on Form 8-K filed on June 13, 2003 (1).

   6. Report on Form 8-K filed on June 13, 2003 (1).

   7. Report on Form 8-K filed on June 16, 2003 (1).

   8. Report on Form 8-K filed on June 17, 2003 (1).

       (1)  All refer to the attempt by Steven Biss and Cyberian
            Enterprises to take over the control of the Company.

(c) Other Filings Incorporated by Reference


   1. Schedule DEF-14A Filed on March 04, 2003, respecting the Annual Meeting held on March 21, 2003.

   2. Report on Form 10-KSB filed on March 03, 2003.

   3. Report on Form 10-QSB filed on May 15, 2003.

                               Signatures

   In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2003

BrandAid Marketing Corporation


By:             /s/Paul Sloan/s/
                   Paul Sloan, Chairman and Secretary

                /s/Charles Tokarz/s/
                   Charles Tokarz, CFO

                /s/Jay Elliott/s/
                   Jay Elliott, President, CEO

EXHIBIT 24.6
                   Consent of Registrant's Auditors


August 15, 2003

Securities and Exchange Commission
Washington, D.C. 20549

RE:  BrandAid Marketing Corporation.
     Report on Form 10-QSB for the Periods ending
     June 30, 2003 and June 30, 2002.


Gentlemen:

     We consent to the Accountant's Review Reports and Statements being filed with the Quarterly Report on Form 10-QSB for the quarter ending on June 30, 2003 and with any amendment thereto. This accounting firm hereby consents to the filing of this consent as an exhibit to the Quarterly Report abovementioned.





/s/Bobbitt,Pittenger/s/
Certified Public Accountants

                                 Exhibit   99.1

                        CERTIFICATION BY CEO PURSUANT TO
                               18 U.S.C. (S)1350,
                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of BrandAid Marketing Corporation (the "Company") on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jay Elliott, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. (S)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                /s/Jay Elliott
                                                _____________________
                                                Jay Elliott
                                                Chief Executive Officer
                                                August 15, 2003

                                  Exhibit 99.2

                         CERTIFICATION BY CFO PURSUANT TO
                                18 U.S.C.(S)1350,
                             AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of BrandAid Marketing Corporation (the "Company") on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Tokarz, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. (S)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                  /s/Charles Tokarz
                                                  ______________________
                                                  Charles Tokarz
                                                  Chief Financial Officer
                                                  August 15, 2003

                               Exhibit 99.3

                       CERTIFICATE OF CEO PURSUANT TO
              RULE 13a-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934

         I, Jay Elliott, Chief Executive Officer of BrandAid Marketing Corporation, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of BrandAid Marketing Corporation;

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

Date: August 15, 2003

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

                                                Name: Jay Elliott
                                                Title: Chief Executive Officer

                                  Exhibit 99.4

                          CERTIFICATE OF CFO PURSUANT TO
                RULE 13a-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934

         I, Charles Tokarz, Chief Financial Officer of BrandAid Marketing Corporation, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of BrandAid Marketing Corporation;

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

Date: August 15, 2003

                                                /s/Charles Tokarz
                                                _____________________

                                                Name: Charles Tokarz,
                                                Title: Chief Financial Officer

                           EMPLOYMENT AGREEMENT



This Employment Agreement, dated as of April 25, 2003, by and between BrandAid Marketing Corporation, a Delaware corporation, ("Company") and Jay H. Elliott ("Executive"), to be effective from the date hereof (the "Employment Agreement").

   RECITALS:


A. Company is a publicly traded corporation that provides a broad range of marketers, including manufacturers of consumer and pharmaceutical products, direct response products and services, and entertainment companies, with a cost effective method of delivering advertising messages, promotional incentives, samples and CD ROMs directly to consumers.

B. The Executive is willing to be employed by the Company and has made and is expected to make contributions to the profitability, growth and financial strength of the business to be conducted by the Company.

C. The Executive presently holds the position of Chief Executive Officer of the Company and has in the past been operating without an employment agreement.

D. The Company has authorized this Agreement with the Executive, and has approved all of the terms, conditions and undertakings hereof, all of which the board of the Company has found to be reasonable, proper and in the best interest of the Company.


NOW, THEREFORE, in consideration of the mutual agreements and covenants herein contained, the parties agree as follows:

EMPLOYMENT. The Company hereby agrees to employ the Executive and the Executive hereby agrees to accept employment with the Company in accordance with the terms and conditions set forth in this Employment Agreement.

TERM. The term of this Employment Agreement shall begin on August 1, 2002 and continue until January 1, 2007 (The "Employment Term").

COMPENSATION. For all services to be rendered by the Executive in any capacity during the Employment Term, the Executive shall receive the following compensation:

BASE SALARY. During the Employment Term, the Company shall pay the Executive an annual salary of One Hundred and Seventy Five Thousand Dollars ($175,000) of base salary payable in accordance with the Company's practice, but not less than monthly. The Executive will be eligible for annual increases in base salary as determined by the board of directors on the anniversary date of this Agreement.

The Company may defer any part of this base salary during any time period in which the Company is not profitable in any given monthly basis or if there is a need to defer expenses in order for the Company to meet other financial obligations. The amount of any deferred compensation will be paid to Executive within six (6) months after the compensation is withheld.

YEARLY PERFORMANCE BONUS. The Executive shall be considered for performance bonuses each calendar year based upon the revenues and profits generated by the Company. Any bonus shall be in the absolute discretion of the compensation committee and/or board of directors, depending on which entity is empowered by the corporate by-laws to make such decisions and will be payable by January 30th of the following calendar year. The Executive shall not be able to participate in such a decision and shall remove himself from such board or committee if he shall hold a position on the Board of Directors or compensation committee during the meeting at which such a bonus decision is being made. Within 120 days of the signing of this Agreement, the Executive will be entitled to receive $53,000 as a yearly performance bonus for the calendar year 2002.

EXPENSES. The Company will provide the Executive with six hundred and fifty dollars ($650.00) per month to be used for Executive's automobile expenses in accordance with and subject to the Company's standard practices for reimbursement of employee expenses. The Company shall reimburse Executive for all proper and reasonable out-of-pocket expenses, including commutation expenses, incurred by him in performing his duties.

BENEFITS. During the Employment Term, the Executive shall be entitled to participate in all employee benefits plans including any medical insurance program in effect from time to time and made generally available to employees of the Company of similar position, rank and seniority as the Executive. The Executive shall not be entitled to dental insurance.

The Executive shall be covered by the Company's Directors and Officers insurance policy concerning certain liabilities that may accrue to the Executive as a result of the Company's business.

During the term of this Agreement, Executive will be entitled to not less than four (4) weeks paid vacation during each twelve-month period commencing on the Effective Date. Executive agrees to utilize his vacation at such a time or times as are consistent with the proper performance of his duties and responsibilities hereunder.

TRAVEL. In the event it becomes necessary for the Executive to travel on Company business the Executive shall have the option to fly the Executive's personal aircraft in which case the Executive shall be entitled to be reimbursed by the Company according to the price of a regular coach ticket on a regularly scheduled airliner. Executive will be reimbursed for the amount of fuel used on such trips.

STOCK RIGHTS. Upon signing of this agreement the Executive will be issued a one time payment of 700,000 shares of restricted common stock in the Corporation.

DUTIES OF EXECUTIVE

a. During the term of this Agreement, Executive shall be employed by the Company on a full time basis as its Chief Executive Officer, and shall have authority and shall have such authority and shall perform such duties consistent with his position as may be reasonably assigned to Executive by, and shall report directly to, the Board of Directors of the Company. Executive shall use all reasonable efforts to further the interests of the Company and shall devote substantially all of his business time and attentions to his duties.

b. The Company shall cause Employee to remain a Director of the Company and be nominated for, and elected to the Board of Directors of the Company at each Annual (or special meeting in lieu of the annual) Meeting of the Shareholders of the Company during the term of this Agreement.

c. The Executive shall be responsible for reporting to the Board of Directors on a quarterly basis, in writing, providing a detailed summary of the sales activity of the Company. The Executive shall be required to meet all sales projections and goals, previously set forth in writing by the Executive. The Executive shall report to the Board of Directors on a quarterly basis to indicate any deviation from previously announced budgets and goals and provide a written explanation for the same.

d. During the Employment Term, the Executive shall use his best efforts to discharge his duties under this Employment Agreement in compliance with applicable federal, state and local laws. The Executive shall be responsible for making sure that all accounts of the Company for which he has oversight, comply with all laws and regulations applicable to the Company.

TERMINATION. Notwithstanding anything to the contrary herein, this Employment agreement may be terminated at any time during the Term hereof only for "cause" as determined by the Board of Directors of the Company.

a. "Cause," shall mean by reason of any of the following: (1) conviction of any crime (whether or not involving the Company) constituting a felony. (2) gross neglect or misconduct in the performance of his duties to the Company, or (3) willful or repeated failure or refusal to perform such duties as may be assigned to him by the Board of Directors commensurate with his position as Chief Executive Officer of the Company.

b. If, for any reason, Executive is unable to perform the essential functions of his duties, with reasonable accommodation, for a consecutive period on one hundred twenty (120) days or a non-consecutive period of one hundred eighty
(180) days during any twelve month period, or such longer period as may be required by applicable employment laws.

   In the event the Board of Directors determines that Executive should be terminated for "cause", the Board of Directors shall provide the Executive in writing a statement outlining the reasons why Executive should be terminated. The Board of Directors shall give executive 90 days from the date of such statement to correct any deficiencies stated. In the event the Executive fails to correct the deficiencies within 90 days of notifying Executive, the Board shall have the unconditional right to terminate Executive.

   In addition, the Executive may be terminated upon the occurrence of any of the following events:

Mutual written agreement between the Company and the Executive.

   At the Company's option on thirty (30) days' written notice in the event of the Executive's Disability, as defined under any disability insurance policy on the Executive, if the Company carries such insurance, or otherwise meaning the Executive's inability to continuously perform the Executive's Services for the Company for a continuous period of ninety (90) days as a result of adverse health or physical condition as reported by a physician acceptable to the Executive and the Company, the acceptability of whom shall not be unreasonably withheld by either party.

Upon the death of the Executive.

d) In the event this Agreement, the Employment Period or Executive's employment by the Company is terminated prior to the expiration of the Employment Period, except for "cause," the Company shall have no liability or obligation to Executive, except:

i. The Company shall be obligated to pay to the Executive not later than seventy two (72) hours following the effective date of such termination all remaining unpaid Base Salary and Bonus through the end of the contract term which shall have accrued as of the effective date of such termination.

ii.   The Company shall promptly reimburse Executive for his unpaid expenses.

iii. Executive shall also be entitled to a termination payment totaling Executive's then current Base Salary for a eighteen (18) month period payable to Executive in a lump sum no later than seventy two (72) hours following Executive's termination.

iv. The terms and conditions of any applicable employee benefit plans, if any.

FEDERAL INCOME TAX WITHHOLDING. The Company shall withhold from any benefits payable under this Employment Agreement, or arrange for the payment of, any federal, state, local or other taxes, as shall be required pursuant to any law or governmental regulation or ruling.

WAIVER. No term or condition of this Employment Agreement shall be deemed to have been waived, nor shall there be any estoppel against the enforcement of any provision of this Employment Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future or as to any act other than that specifically waived.

GOVERNING LAW AND LEGAL REMEDIES. This Employment Agreement shall be governed by and construed in accordance with the laws of the State of Connecticut, without reference to the conflicts or laws or principals thereof. In the event of any dispute the parties shall submit their dispute to binding arbitration in Palm Beach County, Florida.

RELATIONSHIP OF PARTIES. The relationship between the Company and the Executive shall be that of employer and employee.

NOTICES. Any notice required or permitted to be given under this Agreement shall be effective upon delivery in person or mailing by certified mail, return receipt requested, to the parties at the addresses below:

TO COMPANY:
Paul Sloan, Chairman
BrandAid Marketing
1715 Stickney Point Rd., Suite A-12.
Sarasota, Florida 34231

TO EXECUTIVE:
Jay Elliott
BrandAid Marketing
821 Broadway, 9th Floor
New York, NY 10003


or to such other address as either party shall direct by notice to the other party.


ASSIGNMENT. This Employment Agreement and all of Executive's rights, duties and obligations hereunder are personal in nature and shall not be assignable by Executive. Any purported assignment thereof shall not be valid or binding on the Company. This Employment Agreement shall be assignable by the Company without the prior written consent of Executive. This Employment Agreement shall inure to the benefit of and shall be legally binding upon all permitted successors or assigns of the Company.

COUNTERPARTS. This Employment Agreement may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument, and any of the parties hereto may execute this Employment Agreement by signing any such counterpart.

ENTIRE AGREEMENT. This Employment Agreement, along with any documents executed contemporaneously with the execution of this Employment Agreement, constitutes the entire understanding of the parties and supersedes any and all prior discussions, negotiations, employment agreements and understandings, whether oral or written, with respect to the subject matter hereof. This Employment Agreement can be modified only by a written instrument properly executed by the Executive and the Company.

SEVERABILITY. In the event any one or more provisions of this Employment Agreement shall, for any reasons, be held invalid, illegal or unenforceable, the remaining provisions of this Employment shall be unimpaired, and the invalid, illegal or unenforceable provision shall be replaced by a mutually acceptable valid, legal and enforceable provision which comes closest to the intent of the parties.

PREVAILING PARTY'S ATTORNEYS' FEES. If any legal action or other proceeding is brought for the enforcement of this Employment Agreement, or because of an alleged dispute, breach, default or misrepresentation in connection with any provision of this Employment Agreement, the successful or prevailing party shall be entitled to recover reasonable attorneys' fees, sales and use taxes, court costs and all reasonable expenses, even if not taxable as court costs (including, without limitation, all such fees, taxes, costs and expenses incident to arbitration, appellate, bankruptcy, and post-judgment proceedings) incurred in that action or proceeding, in addition to any other relief to which such party may be entitled. Attorneys' fees shall include, without limitation, paralegal fees, investigative fees, administrative costs, sales and use taxes, and all other charges billed by the attorney to the prevailing party.

GOOD FAITH DEALINGS. The parties acknowledge and accept their duties to deal with each other in good faith in applying the provisions of this Employment Agreement, including but not limited to those dealing with termination.

IN WITNESS WHEREOF, and intending to be legally bound hereby, Company and Executive have executed and delivered this Employment Agreement as of the date and year first above written.




BrandAid Marketing Corporation

By:/s/Paul Sloan

Paul Sloan; Chairman & Secretary

Date: May 2, 2003


Executive

/s/Jay Elliott

Jay H. Elliott

Date: May 2, 2003
       intentionally left blank