Form 10QSB
period 2003-09-30
BRANDAID MARKETING CORP
filed 2003-11-19
CIK 1022409

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended - September 30, 2003

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

There were 13,034,053 shares of Common Stock outstanding having a par value of $0.001 per share as of September 30, 2003.

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


                    BrandAid Marketing Corporation

                          TABLE OF CONTENTS

PART    ITEM      DESCRIPTION                                        PAGE

          1       Financial Statements                                03
I         2       Management's Discussion and Analysis
                  The Corporation's Business                          11
                  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 13

II        1       Legal Proceedings                                   18
          2       Changes in Securities                               19
          3       Defaults Upon Senior Securities                     19
          4       Submission of Matters to a Vote of Security Holders 19
          5       Other Information                                   19
          6       Exhibits and Reports on Form 8-K                    19

                        BRANDAID MARKETING CORPORATION
                       FORMERLY SALIENT CYBERTECH, INC.




                            REPORT ON REVIEW OF
                           FINANCIAL STATEMENTS




                  FOR THE PERIOD ENDED SEPTEMBER 30, 2003













                                             Joseph Troche, CPA

                      BRANDAID MARKETING CORPORATION
                     FORMERLY SALIENT CYBERTECH, INC.




            CONTENTS


                                       PAGE

FINANCIAL STATEMENTS

ACCOUNTANTS REVIEW REPORT               5

BALANCE SHEET                           6

STATEMENTS OF INCOME                    7

STATEMENT OF
CHANGES IN STOCKHOLDERS' EQUITY         8

STATEMENTS OF CASH FLOWS                9-10

                               JOSEPH TROCHE
                       Certified Public Accountant
                32 Main Street, Hastings on Hudson NY  10706
                   Tel.- 914-478-1432; Fax- 914-478-1315




November 18, 2003




TO THE BOARD OF DIRECTORS
BrandAid Marketing Corporation
formerly Salient Cybertech, Inc.
Sarasota, Florida


                         ACCOUNTANTS REVIEW REPORT

I have reviewed the accompanying balance sheet of BrandAid Marketing Corporation, formerly Salient Cybertech, Inc., as of September 30, 2003, the related statement of income for the three and nine months ended September 30, 2003, the consolidated statement of income for the three and nine months ended September 30, 2002, the statement of changes in stockholders' equity for the nine months ended September 30, 2003, the consolidated statement of changes in stockholders' equity for the year ended December 31, 2002, the related statement of cash flows for the nine months ended September 30, 2003 and the consolidated statement of cash flows for the nine months ended September 30, 2002, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of BrandAid Marketing Corporation.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

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




Certified Public Accountant


/s/Joseph Troche, CPA

                        BRANDAID MARKETING CORPORATION
                       FORMERLY SALIENT CYBERTECH, INC.
                                 BALANCE SHEET
                              SEPTEMBER 30, 2003



ASSETS

Cash                                                      $      2,264
Accounts receivable net-
Other assets                                                     1,500

TOTAL CURRENT ASSETS                                             3,766

Equipment - net                                                557,331

                                                          $    561,095


LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES
Accounts payable                                          $  2,005,696
Accrued expenses                                             1,142,023
Accrued interest                                               183,069
Notes payable                                                   60,000
Notes payable - related parties                                277,328

TOTAL CURRENT LIABILITIES                                    3,668,116

STOCKHOLDERS EQUITY
Common Stock - authorized 80,000,000 shares;
par value $.001; issued and outstanding,
13,056,553 at September 30, 2003                                13,057
Preferred Stock - authorized 20,000,000 shares;
Series One:
Par value $.00, issued and outstanding 10.69 at
September 30, 2003, convertible one share to
1,500,000 common shares
Series Two:
Par value $.00, 10% cumulative convertible stock,
276,004 issued and outstanding, convertible one
share into $10 of Common Stock
Additional paid-in capital                                  17,924,389
Common Stock to be issued                                      276,000
Treasury Stock                                              (1,954,675)
Accumulated deficit                                        (19,365,792)

TOTAL STOCKHOLDERS' EQUITY                                  (3,107,021)

                                                          $    561,095

See Accountant's Review Report

                        BRANDAID MARKETING CORPORATION
                       FORMERLY SALIENT CYBERTECH, INC.
                             STATEMENTS OF INCOME


               Nine months     Three months    Nine months     Three months
               ended           ended           ended           ended
               Sept. 30, 2003  Sept. 30, 2003  Sept. 30, 2002  Sept. 30, 2002


SALES         $  716,180       $  628,266      $1,041,974      $  628,266
COST OF SALES  1,123,255          576,749       1,205,598         576,749

GROSS PROFIT    (407,075)          51,517        (163,624)         51,517

EXPENSES
General and
administrative 3,946,233         510,682        1,523,594         510,682
Selling          548,551         175,258          557,982         175,258
Interest          25,838           7,306           23,986           7,306

              (4,927,698)       (641,729)      (2,269,186)       (641,729)

LOSS FROM
OPERATIONS
BEFORE
INCOME TAXES  (4,927,697)       (641,729)      (2,269,186)       (647,729)

INCOME TAXES           -               -

LOSS FROM
OPERATIONS    (4,927,697)       (641,729)      (2,269,186)       (641,729)


NET LOSS     $(4,927,697)    $  (641,729)     $(2,269,186)      $(641,729)

NET LOSS PER
SHARE FROM
CONTINUING
OPERATIONS   $     (.609)    $     (.029)     $     (.581)      $   (.086)

NET LOSS
PER SHARE    $     (.609)    $     (.029)     $     (.581)      $   (.086)


See Accountant's Review Report.

                        BRANDAID MARKETING CORPORATION
                       FORMERLY SALIENT CYBERTECH, INC.
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                       Additional  Common               Retained
              Common   Paid-in     Stock to   Treasury  Earnings
              Stock    Capital     be issued  Stock    (Deficit)     Total

BALANCE,
January 1,
2002       $  1,107  $  9,311,200  $430,912  $      $  (11,222,430)$(1,479,211)

Common
Stock
issued for
compensation      1         2,549                                        2,550

Common Stock
issued for
services        469       649,486     5,985                            656,240

Debt converted
to Preferred
Stock                   2,760,034                                    2,760,034

Common Stock
options
issued for
services                1,284,713                                    1,284,713

Preferred
Stock
converted
to Common
Stock         5,064        (5,054)

Stock issued
for purchase
of assets from
Brandaid
Communications
Corporation     401       430,511  (430,912)

Treasury Stock
acquired from
shareholder in
exchange
for note
payable                                      (1,954,675)            (1,954,675)

Preferred Stock
dividend                             69,000                 (69,000)

Net loss                                                 (2,939,662)(2,939,662)

BALANCE,
December
31, 2002      7,332    14,433,439    74,985  (1,954,675)(14,231,092)(1,670,011)

Common Stock
issued for
compensation      5         3,545                                        3,550

Common Stock
issued for
services      4,044     3,229,348    (5,985)                         3,227,407

Preferred
Stock
converted
to Common
Stock         1,028        (1,028)

Common Stock
sold            612       225,332                                      225,944

Debt and
accrued
interest
converted to
Common Stock     13        33,753                                       33,766

Preferred Stock
dividend                            207,000                           (207,000)


Net loss                                                 (4,927,698)(4,927,698)

BALANCE,
September 30,
2003        $13,034   $17,924,389 $276,000$(1,954,675)$(19,365,790)$(3,107,042)


See Accountant's Review Report.

                        BRANDAID MARKETING CORPORATION
                       FORMERLY SALIENT CYBERTECH, INC.
                           STATEMENT OF CASH FLOWS


                                                    For the nine months
                                                    ended September 30,
                                                    2003            2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                         $(4,927,698)    $(2,269,186)
Adjustments to reconcile net loss to net
Cash used by operating activities:
Depreciation                                         65,122          54,910
Stock issued for services and compensation        3,264,723         665,259

(Increase) decrease in operating assets:
Accounts receivable, net                            290,536        (207,718)
Prepaid expenses                                                     76,537
Other assets                                          1,607             640

Increase (decrease) in operating liabilities:
Accounts payable                                    820,318         868,420
Accrued expenses                                    413,989         141,865
Accrued interest                                    (99,046)         23,885
Deferred revenue                                   (230,041)        230,041

NET CASH USED BY OPERATING ACTIVITIES              (400,490)       (415,347)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                  (22,484)       (347,511)
Property and equipment included in sale of subsidiaries

NET CASH(USED) PROVIDED BY INVESTING ACTIVITIES     (22,484)       (347,511)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from shareholder/related parties  100,000         805,360
Common Stock Sold                                   225,944
Repayments to/from shareholder                       (7,224)        (41,000)
Proceeds of borrowings                               60,000

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES    378,720         764,360

NET INCREASE (DECREASE) IN CASH                         714           1,502

CASH, at beginning of period                          1,552              50

CASH, at end of period                           $    2,264     $     1,552




See Accountants' Review Report.

                        BRANDAID MARKETING CORPORATION
                       FORMERLY SALIENT CYBERTECH, INC.
                           STATEMENT OF CASH FLOWS
                                (CON'T)

                                                    For the nine months
                                                    ended September 30,
                                                    2003            2002


SUPPLEMENTAL DISCLOSURES:
Interest paid                                    $    25,838     $   23,986

Schedule of non-cash investing and
financing transactions:

4,044,081 shares issued for
services                                         $ 3,227,407     $   662,710

5,000 shares issued for employee compensation    $     3,550     $     2,549

Common Stock to be issued for
professional services                                  5,985     $   210,455

13,000 shares issued to replace
debt and related
                accrued interest                      33,766



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

   The Company's expected growth during the current quarter was based on an expected contractual infusion of funds on May 29, 2003, by Cyberian Enterprises Limited, a Hong Kong Company. Cyberian breached its agreement, putting the future of BrandAid into jeopardy. BrandAid attempted to raise interim capital to offset the financial setback caused by Cyberian's actions. Unfortunately, a Virginia lawyer claimed, initially, that Cyberian had majority interest in BrandAid, even though Cyberian did not pay for its shares. He then claimed he, acting for a group of his clients, had gained control of BrandAid. The lawyer made filings with the SEC proclaiming the aforestated. As a result, an investor who had agreed to give the Company $400,000 in funds refused to consummate the transaction, forcing BrandAid, on July 16, 2003, to temporarily curtail operations.

   BrandAid has commenced an action in the United States District
Court for the Southern District of New York for both declaratory and injunctive relief, to allow BrandAid to raise funds and continue operations. BrandAid intends to actively seek damages from the various parties that had breached various contracts with BrandAid, short-sold BrandAid's stock, and otherwise damaged the Company.(See "Material Events")

   In the immediate future, management feels that BrandAid may recommence operations in the next quarter, and raise such funds as are necessary to insure the growth and expansion of the Company. However, should the company fail to do so, operations may have to continue to be curtailed, or ceased altogether.(See "Material Events")

   The Company's current mailing address is 1715 Stickney Point Rd, Suite A-12, Sarasota, Florida 34231. BrandAid trades under the symbol, BAMK, on the OTC:BB market. Further information may be found at the Company's web site: www.bamk.info.


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS.

   The following discussion and analysis relate to factors which have affected the financial condition and results of our operations for the quarter ended September 30, 2003, and September 30, 2002.

   Discussion of Financial Information

   The discussion respecting our financial position utilizes the unaudited, reviewed financial statements attached to this Report for the quarters ended September 30, 2003 and September 30, 2002. On July 16, 2003, BrandAid was forced to curtail all operations, as it could not meet its financial obligations (See Liquidity, Material Events, and Legal Proceedings, below). While the Company hopes to resume operations as soon as the legal proceedings discussed below allow it to, there is no guarantee that the company will resume operations in the near future, if ever, or that it will be successful in the event operations are resumed.

   Operating revenues for the nine months ended September 30, 2003 were $716,180, with the cost of sales being $1,123,255, and the Company showing a gross profit of ($407,075). The primary reason that cost of sales was so high as compared to revenues was that a number of non-recurrent set up charges were associated with and borne by current sales.

   Operating revenues for the first nine months of 2002 were $1,041,974, with cost of sales being $1,205,598, and we had a gross profit of ($163,624). The inordinate cost of sales was related to set up costs, and other non-recurring charges, as the first quarter of 2002 was our first operating quarter in our current business.

   General and Administrative expenses were $3,946,266 for the nine Months ended September 30, 2003, as compared to $1,523,594 for the same period in 2002.

   Net losses for the first nine months of 2003 were ($4,927,698), as compared to ($2,269,18657) for the same period in 2002. The loss, as discussed above, is reflective of the set-up costs associated with the Company's current business. It is also reflective of the legal fees, and the one time share issue to employees during the current year. The net loss for the first nine months of 2003 translates into a loss of $0.609 per share as compared to a net loss of $0.581 per share for the same period in 2002.

   On September 30, 2003, the cash and investment certificate position of the Company was $2,264 and current assets, as a whole were $3,766.


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

On January 11, 2002, Jay Elliott was appointed CEO and President of BrandAid. The appointments were ratified at the Annual Meeting of Shareholders, held on June 25, 2002. Mr. Elliott has had a distinguished career of nearly two decades with in-store marketing and advertising.

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

In the second quarter of 2003, 704,214 common shares were issued as the agreed upon compensation to a number of shareholders who had utilized 278,370 to raise $225,944 in January, 2003, as interim financing. This interim funding contract called for an infusion of $750,000. As of the date of this filing the balance of $524,056 has not been received by the company.

BrandAid issued 607,000 shares to its sales and administration staff as compensation in the second quarter of 2003.

On May 29, 2003, Cyberian Enterprises Limited defaulted on a Purchase and Sales Agreement it had entered into on November 13, 2002. Cyberian had agreed to purchase 23,500,000 shares of BrandAid's stock for $21,000,000 in December 2002. Cyberian could not complete the transaction and asked for a 30 day extension. BrandAid suffered considerable hardship due to Cyberian's default in completing the transaction, as BrandAid had expected funding on each date. In each case, Steven Biss, Esq., attorney for Cyberian, had personally assured BrandAid that the funds were ready for transfer.

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

In the second quarter of 2003, the company was notified that there was an issue respecting the State of Delaware. Investigations revealed that there were certain deficiencies in BrandAid's corporate tax filings. The requisite forms were submitted and the delinquent taxes duly paid.

The Company carries on its books, 313,533 shares of common stock, not reflected on the Report on Form 8-K filed on June 13, 2003, resulting in an understatement of the number of shares outstanding. The said understatement had no material affect on the purpose of the said report.

On May 23, and May 29, 2003, Steven Biss, a Virginia attorney, attempted to take control of the Company on behalf of a number of shareholders he claimed to represent. In both instances Mr. Biss garnered less than the requisite number of votes necessary to gain control, according to our Stock Transfer Agent. Nevertheless, Mr. Biss attempted to assert control over the company. On June 3, and June 4, 2003, Mr. Biss was notified in writing that his attempts had failed. These written notifications were delivered by certified mail, facsimile, and e-mail. Mr. Biss was advised that he had violated BrandAid's By-Laws as well as United States Securities and Exchange Commission Rules and Regulations. A complaint to the SEC has been filed.

A number of clients of Mr. Biss, started a civil action in the State Court of Virginia against Paul Sloan and another party, claiming that Mr. Sloan and the other party had induced these shareholders into investing in BrandAid through misrepresentations. Paul Sloan has denied the allegations, and had the action removed to Federal Court. Mr. Sloan has moved the court to dismiss the matter summarily. The other party has already made motion to dismiss the action.

Cyberian and one of the plaintiffs in the aforementioned action, both using Mr. Biss as their attorney, filed suit in Federal Court in Virginia against BrandAid and Paul Sloan, seeking damages and a declaratory judgment that Cyberian is the majority shareholder in BrandAid. The suit was filed in April, 2003, but was dismissed for non service.

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

BrandAid expects to commence actions in the next few months against all parties who have damaged the Company through the breached Share Purchase Agreement, the takeover attempt (including incorrect filings on June 13, 2003 and June 16, 2003 by Biss), and subsequent actions, all of which have undermined the viability of the Company. It is anticipated that the total value of the lawsuits will be in excess of $20,000,000.

On September 9, 2003, Cyberian Enterprises Ltd. and Steven Biss, Esq., filed a counter claim and third party action in the action filed by BrandAid in U.S. District Court, Southern District of NY.

On September 25, 2003 Mr. Steven Biss, Esq. amended the action in U.S. District Court, Eastern District of VA, in which BrandAid was added as a defendant. A Motion for dismissal by Mr. Sloan and BrandAid is due to be heard on November 20, 2003.

On October 1, 2003, Steven S. Biss, Esq. informed Mr. Paul Sloan, Chairman of the Board of Directors, by letter, that Mr. Sloan, along with Mr. Jay Elliott and Mr. Michael Solomon, were in fact the officers and directors of BrandAid; and, that the officers and directors appointed by Mr. Biss, Esq. in the now failed takeover attempt, had resigned.

Mr. Biss, Esq. further acknowledged that he has rescinded the consents he filed with the United States Securities and Exchange Commission on June 13, 2003 and June 16, 2003 in the Form 13D and Schedule 14A where he had claimed to have fired Sloan, Elliott and Solomon.

Based on the rescission issued by Mr. Biss, Esq., the New York Supreme Court Case filed by a group of shareholders (including Mr. Biss Esq. acting on their behalf as attorney-in-fact) along with BrandAid named as plaintiffs is in the process of being dismissed, as BrandAid has ordered its counsel to seek a dismissal of this case. As Biss and Cyberian no longer claim an ownership interest in BrandAid, the case has become moot.

On November 3, 2003, BrandAid was served with another action filed in Richmond, VA. Circuit Court by Steven S. Biss, Esq., acting for a group of plaintiffs, including two stockbrokers who were involved in a scheme to takeover BrandAid, which, according to counsel, was in direct violation of U.S. Securities and Exchange Commission Rules and Regulations, as well as the corporate code of the State of Delaware.

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

The Company has commenced an action in the Florida Circuit Court for a declaratory judgment canceling the 138,800 shares owned by Ms. Kim Adolphe, president of BrandAid's former Subsidiary, Gemini Learning Systems, Inc. The action is based on the Company's assertion that there were material misstatements upon which the Company relied in purchasing Gemini, and certain issues that arose after the said purchase. Ms. Adolphe commenced an action against the Company for the release of her shares, and the two actions have been consolidated. On June 25, 2003, Ms. Adolphe's attorney made motion to remove himself from the case. The motion made was because Ms. Adolphe had failed to pay her counsel $12,766.17, and was granted by the Court. Ms. Adolphe's former counsel has placed a lien for the same amount on her case file. Ms. Adolphe has recently retained new counsel.

The Company is party to a lawsuit with "Marketing Services by Vectra" in Ohio Federal Court, in which Vectra alleges that BrandAid owes them $384,111. BrandAid maintains that it has suffered losses due to the failure of Vectra to release certain materials that were the property of BrandAid.

A number of actions were commenced as a direct and indirect result of Cyberian Enterprises Limited breaching its contract with BrandAid. These are fully disclosed in "Material Events" above.

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

(24.6) Consent of Auditors                                     Page 21

(99.1) CERTIFICATE OF CEO PURSUANT TO 18 U.S.C. SECTION 1350,
       AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
       ACT OF 2002                                             Page 22

(99.2) CERTIFICATE OF CFO PURSUANT TO 18 U.S.C. SECTION 1350,
       AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
       ACT OF 2002                                             Page 23

(99.3) CERTIFICATE OF CEO PURSUANT TO RULE 13a-14 UNDER THE
       SECURITIES EXCHANGE ACT OF 1934                         Page 24

(99.4) CERTIFICATE OF CFO PURSUANT TO RULE 13a-14 UNDER THE
       SECURITIES EXCHANGE ACT OF 1934                         Page 25

(b) Reports on Form 8-K

   1. Report on Form 8-K/A filed on September 16, 2003, respecting the legal actions.

   2. Report on Form 8-K/A filed on October 3, 2003, respecting the legal actions.

   3. Report on Form 8-K filed on November 14, 2003, respecting a change in auditors.


(c) Other Filings Incorporated by Reference


   1. Schedule DEF-14A filed on March 04, 2003, respecting the Annual Meeting held on March 21, 2003.

   2. Report on Form 10-KSB filed on March 03, 2003.

   3. Report on Form 10-QSB filed on May 15, 2003.

   4. Report on Form 10-QSB filed on August 15, 2003.

   5. Report on Form NT filed on November 14, 2003.

                               Signatures

   In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2003

BrandAid Marketing Corporation


By:             /s/Paul Sloan/s/
                   Paul Sloan, Chairman and Secretary

                /s/Charles Tokarz/s/
                   Charles Tokarz, CFO

                /s/Jay Elliott/s/
                   Jay Elliott, President, CEO

EXHIBIT 24.6
                   Consent of Registrant's Auditors


November 19, 2003

Securities and Exchange Commission
Washington, D.C. 20549

RE:  BrandAid Marketing Corporation.
     Report on Form 10-QSB for the Periods ending
     September 30, 2003 and September 30, 2002.


Gentlemen:

     We consent to the Accountant's Review Reports and Statements being filed with the Quarterly Report on Form 10-QSB for the quarter ending on September 30, 2003 and with any amendment thereto. This accounting firm hereby consents to the filing of this consent as an exhibit to the Quarterly Report abovementioned.





/s/Joseph Troche/s/
Certified Public Accountants

                                 Exhibit   99.1

                        CERTIFICATION BY CEO PURSUANT TO
                               18 U.S.C. (S)1350,
                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of BrandAid Marketing Corporation (the "Company") on Form 10-QSB for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jay Elliott, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. (S)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                /s/Jay Elliott
                                                _____________________
                                                Jay Elliott
                                                Chief Executive Officer
                                                November 19, 2003

                                  Exhibit 99.2

                         CERTIFICATION BY CFO PURSUANT TO
                                18 U.S.C.(S)1350,
                             AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of BrandAid Marketing Corporation (the "Company") on Form 10-QSB for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Tokarz, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. (S)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                  /s/Charles Tokarz
                                                  ______________________
                                                  Charles Tokarz
                                                  Chief Financial Officer
                                                  November 19, 2003

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

Date: November 19, 2003

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

Date: November 19, 2003

                                                /s/Charles Tokarz
_____________________

                                                Name: Charles Tokarz,
                                                Title: Chief Financial Officer
       intentionally left blank